Form 10QSB
period 1997-09-30
AUTHENTIC SPECIALTY FOODS INC
filed 1997-11-14
CIK 1041382

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ___________

                       Commission file number: 000-23033

                       Authentic Specialty Foods, Inc.
           (Exact name of the Registrant as specified in its charter)


            Texas                                       75-1782453
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                                1313 Avenue R
                         Grand Prairie, Texas  75050
                   (Address of principal executive offices)

                                 972-933-4100
              (Registrant's telephone number, including area code)

                                      NONE
             (Former name, former address and former fiscal year if
                           changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes        No  X
                                        -----    -----

         Number of shares of Common Stock outstanding as of the latest
practicable date, November 14, 1997:   7,786,500.


================================================================================

                       AUTHENTIC SPECIALTY FOODS, INC.
                                      INDEX



                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1.  Unaudited Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheet
         at September 30, 1997 and December 31, 1996

         Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 1997 and 1996

         Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1997 and 1996

         Notes to Condensed Consolidated Financial Statements

         Supplemental Information

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations


Part II. Other Information

Item 6.  Exhibits

Signatures


                          PART I.  FINANCIAL INFORMATION

ITEM 1.     UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,      December 31,
                                                                              1997               1996
                                                                        --------------------------------
ASSETS                                                                   (unaudited)
Current Assets
     Cash and cash equivalents                                          $  3,673,053      $    200,479
     Accounts receivable                                                   3,703,959         1,474,753
     Inventories (5)                                                      14,270,065           780,222
     Prepaid expenses                                                        609,084           108,104
                                                                        ------------      ------------
                   TOTAL CURRENT ASSETS                                   22,256,161         2,563,558
                                                                        ------------      ------------

Property and Equipment, net of depreciation and amortization              12,050,029         2,822,537

Other Assets (principally goodwill and other intangibles) (3 and 4)       22,330,834         1,703,043
                                                                        ------------      ------------
                   TOTAL ASSETS                                         $ 56,637,024      $  7,089,138
                                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Note payable to bank                                               $       --        $  1,319,442
     Current portion of long-term debt                                      1,385,949           766,432
     Accounts payable                                                      2,913,025         1,723,999
     Accrued expenses                                                      2,718,679           310,244
                                                                        ------------      ------------
                   TOTAL CURRENT LIABILITIES                               7,017,653         4,120,117
                                                                        ------------      ------------


Long-Term Debt Less Current Maturities                                     5,938,710           919,866

Deferred Income Taxes (3)                                                  2,865,000              --

Commitments and Contingencies                                                   --                --

Stockholders' Equity (1)
     Preferred stock, $.01 par value, authorized 5,000,000 shares,
         no shares issued or outstanding                                        --                --
     Common stock, $1.00 par value, authorized 20,000,000 shares,
         7,786,500 shares issued and outstanding                           7,786,500         1,700,000
     Additional paid-in capital                                           34,199,004         1,860,152
     Accumulated deficit                                                  (1,169,843)       (1,510,997)
                                                                        ------------      ------------
     Total Stockholders' Equity                                           40,815,661         2,049,155
                                                                        ------------      ------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 56,637,024      $  7,089,138
                                                                        ============      ============

The accompanying notes are an integral part of the financial statements.

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                            ----------------------------    ----------------------------
                                                1997             1996           1997            1996
                                            ----------------------------    ----------------------------
Net sales                                   $  8,381,324    $  5,202,673    $ 19,342,931    $ 15,730,219
Cost of sales                                  5,032,444       3,468,669      12,222,907      10,395,358
                                               ---------       ---------      ----------      ----------
         GROSS PROFIT                          3,348,880       1,734,004       7,120,024       5,334,861

Operating expenses                             3,032,094       1,616,221       6,278,644       4,930,142
                                               ---------       ---------       ---------       ---------
         INCOME FROM OPERATIONS                  316,786         117,783         841,380         404,719
                                               ---------       ---------       ---------       ---------

Other income and expense:
     Interest expense                           (135,727)        (80,056)       (301,339)       (246,721)
     Other income (expense)                       26,479             235          27,490         (20,055)
                                                --------         -------        --------        --------
                                                (109,248)        (79,821)       (273,849)       (266,776)
                                                --------         -------        --------        --------



         INCOME BEFORE INCOME TAXES              207,538          37,962         567,531         137,943

Income tax expense                               103,889          12,907         226,377          46,901
                                                 -------          ------         -------          ------

         NET INCOME                         $    103,649    $     25,055    $    341,154    $     91,042
                                            ============    ============    ============    ============


Earnings per common share                   $      0.03     $       0.01    $       0.17    $       0.05
                                            ===========     ============    ============    ============


Weighted average number of common and

     common equivalent shares outstanding      3,619,870       1,700,000       2,041,504       1,700,000
                                            ============     ===========    ============    ============


The accompanying notes are an integral part of the financial statements.

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                           ---------------------------
                                                                              1997             1996
-------------------------------------------------------------------------------------------------------------

                   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     $   (362,089)     $ 422,404

Cash Flows From Investing Activities
     Purchase of property and equipment                                        (433,788)      (480,801)
     Proceeds on disposal of property and equipment                              50,750        115,486
     Purchase of La Victoria                                                (12,000,000)          --
     Purchase of La Monita                                                   (2,753,018)          --
                                                                           ------------      ---------
                   NET CASH USED IN INVESTING ACTIVITIES                    (15,136,056)      (365,315)
                                                                           ------------      ---------

Cash Flows From Financing Activities
     Increase (decrease) in line of credit                                   (1,319,442)       298,421
     Payments on long-term debt                                              (6,413,500)      (262,679)
     Payments on note payable to officer                                           --          (80,000)
     Net proceeds upon issuance of stock                                     32,570,101           --
     Redemption of common stock                                              (5,866,440)          --
                                                                           ------------      ---------
                   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       18,970,719        (44,258)
                                                                           ------------      ---------

                   INCREASE IN CASH AND CASH EQUIVALENTS                      3,472,574         12,831

Cash and Cash Equivalents
     Beginning of period                                                        200,479          9,027
                                                                           ------------      ---------
     Ending of period                                                      $  3,673,053      $  21,858
                                                                           ============      =========

Supplemental Disclosures of Cash Flow Information
     Cash payments for interest                                            $    301,339      $ 203,745
                                                                           ============      =========


The accompanying notes are an integral part of the financial statements.

                AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.               BASIS OF PRESENTATION

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1, as amended (Registration No. 333-29959), filed with the Securities and Exchange Commission, which became effective August 27, 1997.

The financial statements presented herein as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.


2.               INITIAL PUBLIC OFFERING

On September 2, 1997 the Company sold 4,000,000 shares of its common stock in an initial public offering resulting in net proceeds to the Company of approximately $28.1 million. On September 9, 1997, the Company sold an additional 600,000 shares of common stock to the underwriters pursuant to the exercise of the underwriters' over-allotment option. This resulted in additional net proceeds to the Company of approximately $4.5 million.

3.               ACQUISITION OF LA VICTORIA FOODS, INC.

On September 2, 1997, pursuant to a contribution and exchange agreement, the Company acquired beneficial ownership of 100% of the capital stock of La Victoria Foods, Inc. (La Victoria) for $12 million in cash, Company common stock with a value of $10.8 million, the assumption of approximately $5 million in liabilities, and direct acquisition costs of $0.5 million, for an aggregate purchase price of $28.3 million. The Company used a portion of the proceeds from the initial public offering to make the cash payment and to repay certain assumed liabilities.

The acquisition has been accounted for as a purchase. Accordingly, the purchase price is being allocated to assets and liabilities based on their estimated fair values as of the date of the acquisition and is summarized as follows (in millions):

                           Current assets                       $15.5
                           Property and equipment                 7.8
                           Current liabilities                   (4.5)
                           Long-term debt                        (5.8)
                                                              -------
                                                                $13.0
                                                              =======

The cost in excess of the net assets acquired of approximately $15.3 million has been allocated to intangibles assets of $19 million and deferred tax liabilities of $3.7 million, $0.8 of which was recorded as a direct addition to additional paid-in capital. The intangible assets consist primarily of La Victoria's tradename and goodwill and are being amortized on a straight-line basis over

                AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



their estimated useful lives of 40 years. The Company has not yet completed its evaluation of the purchase price and accordingly, the preliminary purchase price allocation could change as additional information becomes known. The Company's condensed consolidated statements of operations for the three months and nine months ended September 30, 1997 includes La Victoria's results of operations since its acquisition on September 2, 1997. The following unaudited pro forma summary represents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results that may occur in the future. The following pro forma summary does not include the results of operations for La Monita (see Note 4), as they are not considered material (in thousands except per share data).


                                         (Unaudited)                              (Unaudited)
                                      Three Months Ended                       Nine Months Ended
                                         September 30,                            September 30,
                              -----------------------------------     ------------------------------------
                                    1997              1996                  1997              1996
----------------------------------------------------------------------------------------------------------
Net Sales                     $          15,652 $         14,506      $          45,591 $          44,184
Cost of Sales                             8,459            8,148                 24,883            24,917
                              -----------------------------------     ------------------------------------

Gross Profit                              7,193            6,358                 20,708            19,267
Operating Expenses                        5,887            5,153                 17,961            17,314
                              -----------------------------------     ------------------------------------

Income from Operations                    1,306            1,205                  2,747             1,953
Other Expenses (net)                        158              290                    547               837
Income Tax Expense                          518              434                  1,013               517
                              -----------------------------------     ------------------------------------

Net Income                    $             630 $            481      $           1,187 $             599
                              ===================================     ====================================

Net Income per
   Common Share               $            0.09 $           0.07      $            0.16 $            0.08
                              ===================================     ====================================


4.                ACQUISITION OF LA MONITA MEXICAN FOOD PRODUCTS, INC.

On September 30, 1997, the Company acquired the net assets of La Monita Mexican Food Products, Inc. (La Monita) for approximately $2.8 million in cash, $850,000 of which was paid directly to the former owner, with the remainder used to retire certain debt. The acquisition has been accounted for as purchase. The purchase price has been allocated approximately as follows: fixed assets of $1.4 million, current assets of $0.4 million and current liabilities of $0.8 million. The cost in excess of the net assets acquired of approximately $1.8 million has been allocated to intangibles. The Company has not yet completed its evaluation of the purchase price and accordingly, the preliminary purchase price allocation could change as additional information becomes known. The Company's condensed consolidated statements of operations for the quarter and nine months ended September 30, 1997 do not include any results of La Monita's operations as the acquisition was effective September 30, 1997.

                AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.                INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following:

                        September 30,   December 31,
                            1997           1996
------------------------------------------------------
Raw materials           $   398,232     $ 83,265
Packaging materials         762,991      246,849
Finished goods           13,108,842      450,108
                        -----------     --------

                        $14,270,065     $780,222
                        ===========     ========



6.                EARNINGS PER SHARE

Earnings per common share are determined by dividing the net income by the weighted average number of shares of common stock outstanding including common stock equivalents.

The FASB has issued Statement No. 128, Earnings Per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted. The adoption of Statement No. 128 would have had no material affect on reported earnings per share.

7.                SUBSEQUENT EVENTS

On October 31, 1997, the Company acquired all of the capital stock of Sauces Unlimited, Inc., a manufacturer of picante and other sauces located in Texas. The $2.9 million purchase price included a $2.4 million payment to two former stockholders, $0.3 million to retire a term loan and revolving credit facility, and the assumption of $0.2 million in long-term debt.

ITEM 2. AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (UNAUDITED)

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1, as amended (Registration Number 333-29959), filed with the Securities and Exchange Commission, which became effective August 27, 1997.

ITEM 2. AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)




COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

Authentic Specialty Foods, Inc. acquired La Victoria effective upon the closing of the initial public offering on September 2, 1997. Accordingly, only one month of La Victoria's operations are included in the Company's actual results for the three months and nine months ended September 30, 1997. Because the acquisition of La Victoria was presented as an integral part of the initial public offering and due to the material level of La Victoria's annual sales relative to that of the Company's, all results and discussion are presented pro forma on a consolidated basis.

NET SALES. Net sales consists of gross sales less the amount of discounts, returns and allowances. Net sales for the three months ended September 30, 1997 were $15,652,000 compared to $14,506,000 for the three months ended September 30,1996, an increase of $1,146,000, or 7.9%. $933,000 of the net sales increase occurred

ITEM 2. AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)


at La Victoria and was primarily due to increased sales volume. This additional sales volume was largely attributable to more effective use of in-store promotions and advertising expenditures. The remainder of the increase in net sales resulted from meat and cheese sales in two independent Dallas grocery chains served by the Company's Calidad Foods operation ("Calidad").

COST OF SALES AND GROSS MARGIN. Cost of sales consists primarily of labor, raw materials and overhead used in the production of the products manufactured by Calidad and La Victoria. Calidad also incurs costs to purchase various products (such as meats, cheeses and shelf-stable products) that have been manufactured by third parties for distribution through Calidad's direct store delivery ("DSD") system. Gross margin for the three months ended September 30, 1997 was $7,193,000 compared to $6,358,000, for the three months ended September 30, 1996, an increase of $835,000, or 13.1%. As a percentage of net sales, gross margin increased from 43.8% for the three months ended September 30,1996 to 46.0% for the three months ended September 30, 1997. The increase in gross margin was attributable to increased sales levels and a continued emphasis on cost controls and efficiencies at La Victoria.

OPERATING EXPENSES. Operating expenses consist primarily of commissions, promotional expenses and advertising, sales and administrative salaries, fleet expenses and general overhead. Operating expenses for the three months ended September 30, 1997 were $5,887,000 compared to $5,153,000 for the three months ended September 30,1996, an increase of $734,000, or 14.2%. As a percentage of net sales, operating expenses increased from 35.5% for the three months ended September 30,1996 to 37.6% for the three months ended September 30, 1997. The increase in operating expenses was primarily due to increased advertising and promotional expenses at La Victoria, higher transportation expenses to new markets (Arkansas and Louisiana) served by Calidad and the increased administrative costs involved in operating as a public company.

OTHER EXPENSES. Other expenses consist primarily of interest expense and gain or loss on the disposal of property and equipment. Other expenses for the three months ended September 30, 1997, were $158,000 compared to $290,000 for the three months ended September 30,1996, a decrease of $132,000, or 45.5%. As a percentage of net sales, other expenses decreased from 2.0% for the three months ended September 30, 1996 to 1.0% for the three months ended September 30, 1997. The decrease was due to reduced working capital borrowings and a lower term debt balance at La Victoria, interest income generated by funds raised from the initial public offering and a $58,000 write-off of equipment that was incurred in 1996 but not in 1997.

NET INCOME. For the reasons described above, pro forma net income for the three months ended September 30, 1997 was $630,000 compared to $481,000 for the three months ended September 30,1996, an improvement of $149,000, or 31.0%. As a percentage of net sales, net income improved from 3.3% for the three months ended September 30,1996 to 4.0% for the three months ended September 30, 1997.

ITEM 2. AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

NET SALES. Net sales for the first nine months of 1997 were $45,591,000 compared to $44,184,000 for the first nine months of 1996, an increase of $1,407,000, or 3.2%. Calidad experienced a net sales increase of $647,000 primarily due to meat and cheese sales to two independent Dallas grocery chains. The remainder of the sales increase occurred at La Victoria and was primarily due to increased third quarter sales volume. This additional sales volume was largely attributable to more effective use of in-store promotions and advertising expenditures. Partially offsetting the third quarter sales increase at La Victoria was a slight sales decrease for the first six months of 1997 that was due to the withdrawal from certain less profitable markets in the eastern and central United States.

COST OF SALES AND GROSS MARGIN. Gross margin for the first nine months of 1997 was $20,708,000 compared to $19,267,000 for the first nine months of 1996, an increase of $1,441,000, or 7.5%. As a percentage of net sales, gross margin increased from 43.6% in the first nine months of 1996 to 45.4% in the first nine months of 1997. The increase in gross margin was attributable to increased sales and improved manufacturing efficiencies due to cost controls at La Victoria.

OPERATING EXPENSES. Operating expenses for the first nine months of 1997 were $17,961,000 compared to $17,314,000 for the first nine months of 1996, an increase of $647,000, or 3.9%. As a percentage of net sales, operating expenses increased from 39.2% for the first nine months of 1996 to 39.4% for the first nine months of 1997. The increase in operating expenses was due to increased advertising and promotional expenses at La Victoria and higher transportation expenses to new markets (Arkansas and Louisiana) served by Calidad, offset partially by a $144,000 decrease in non-compete and consulting payments to two former shareholders that were incurred in the first nine months of 1996 but not in the first nine months of 1997.

OTHER EXPENSES. Other expenses for the first nine months of 1997 were $547,000 compared to $837,000 for the first nine months of 1996, a decrease of $290,000, or 34.6%. As a percentage of net sales, other expenses decreased from 1.9% for the first nine months of 1996 to 1.2% for the first nine months of 1997. The decrease was due to reduced working capital borrowings at La Victoria, interest income generated by funds raised from the public offering and a $70,000 write-off of equipment that was incurred in 1996 but not in 1997.

ITEM 2. AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)




NET INCOME. For the reasons described above, pro forma net income for the first nine months of 1997 was $1,187,000 compared to $599,000 for the first nine months of 1996, an improvement of $588,000, or 98.2%. As a percentage of net sales, net income improved from 1.4% for the first nine months of 1996 to 2.6% for the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The initial public offering was consummated on September 2, 1997 and raised $28.1 million net of underwriting discounts and offering expenses. As was contemplated in the prospectus for the initial public offering, $2.5 million was utilized to retire the Company's revolving credit facility, term loan facility and a note to a former shareholder, $12 million was paid to Robert Tanklage pursuant to the La Victoria acquisition and $5.9 million was used to repurchase 788,500 shares owned by The Shansby Group. On September 17, 1997, the underwriters exercised their option to purchase 600,000 shares to cover over-allotments. The sale of these shares raised an additional $4.5 million, net of the underwriters' discount.

Included in the La Victoria purchase was the assumption of a $5 million note payable to a former shareholder of that company. The offering prospectus indicated an intent to refinance this note after the offering, and the note was refinanced under the La Victoria credit facility described below. To provide the Company with the ability and flexibility to pursue future acquisitions, the Company executed a $10 million credit facility with Union Bank of California on October 16, 1997. This facility accrues interest at the lower of the bank's prime rate or LIBOR plus 1.50 points and requires the bank's approval for any acquisition that requires access to more than $5 million of the facility. As of November 14, 1997, approximately $9.8 million was available under this facility.

On September 30, 1997, the Company completed the transactions contemplated by an Asset Purchase Agreement with Gilbert Moreno Enterprises, Inc. in which certain assets of the company doing business as La Monita Mexican Food Products, Inc. ("La Monita") in Houston, Texas were purchased and selected liabilities were assumed. The $2.8 million purchase price included an $850,000 payment to the former owner of La Monita, with the remainder used to retire certain debt. The cash payments were made with available cash reserves resulting from the offering.

On October 31, 1997 the Company completed the transactions contemplated by a Stock Purchase Agreement with Sauces Unlimited, Inc., a manufacturer of picante and other sauces located in Texas. The $2.9 million purchase price included a $2.4 million payment to two former stockholders, $314,000 to retire a term loan and revolving credit facility and the assumption of $207,000 in long-term debt. The cash payments were made with available cash reserves.

The Company's available cash balances after the acquisition of Sauces Unlimited, Inc. were minimal. It is therefore likely that the credit facility with Union Bank of California will be accessed to fund any short-term working capital needs or additional acquisitions.

FORWARD-LOOKING INFORMATION

Information included in this Quarterly Report on Form 10-Q, including information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including projections, estimates and expectations. Those statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should one or more of these statements or their underlying assumptions prove to be incorrect, actual results could vary materially. Although the Company believes that such projections, estimates and expectations are based on reasonable assumptions, it can give no assurance that such projections, estimates and expectations will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include economic developments, federal and state regulatory developments, conditions of the capital markets and equity markets during the periods covered by the forward-looking statements and changes in customer consumption trends, in the demographics of the Company's primary markets and in the price of raw materials used in the Company's manufacturing of products. In addition, certain of such projections and expectations are based on historical results, which may not be indicative of future performance.

                          PART II. OTHER INFORMATION

Item 6. Exhibits

1.1 Underwriting Agreement between the Company, Cruttenden Roth Incorporated, Sutro & Co. Incorporated and Wedbush Morgan Securities Inc., dated August 27, 1997.

2.1 Asset Purchase Agreement made and entered into as of September 23, 1997, by and among the Company, La Monita Mexican Food Products, Inc., Gilbert Moreno Enterprises, Inc. and Gilbert G. Moreno.

2.2 Stock Purchase Agreement made and entered into as of October 29, 1997, by and among the Company, Sauces Unlimited, Inc., Lawrence L. Amstutz, Ruth C. Amstutz and Barry L. Brock.

3.1     Bylaws of the Company, adopted June 19, 1997.

27      Financial Data Schedule

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AUTHENTIC SPECIALTY FOODS, INC.


Date: November 14, 1997                     /s/ Samuel E. Hillin, Jr.
                                     ------------------------------------------
                                                Samuel E. Hillin, Jr.
                                     Vice President and Chief Financial Officer
                                          (Principal Financial Officer)

                             INDEX TO EXHIBITS

  Exhibit No.                  Description
  ----------                   -----------
     1.1 Underwriting Agreement between the Company, Cruttenden Roth Incorporated, Sutro & Co. Incorporated and Wedbush Morgan Securities Inc., dated August 27, 1997.

     2.1 Asset Purchase Agreement made and entered into as of September 23, 1997, by and among the Company, La Monita Mexican Food Products, Inc., Gilbert Moreno Enterprises, Inc. and Gilbert G. Moreno.

     2.2 Stock Purchase Agreement made and entered into as of October 29, 1997, by and among the Company, Sauces Unlimited, Inc., Lawrence L. Amstutz, Ruth C. Amstutz and Barry L. Brock.

     3.1     Bylaws of the Company, adopted June 19, 1997.

     27      Financial Data Schedule