Form 10QSB/A
period 1997-09-30
AUTHENTIC SPECIALTY FOODS INC
filed 1997-11-21
CIK 1041382

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 1

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
                                                              -------
                                                                $13.0
                                                              =======

The cost in excess of the net assets acquired of approximately $15.3 million has been allocated to intangible assets of $19 million and deferred tax liabilities of $3.7 million, $0.8 of which was recorded as a direct addition to additional paid-in capital. The intangible assets consist primarily of La Victoria's tradename and goodwill and are being amortized on a straight-line basis over

                AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



their estimated useful lives of 40 years. The Company has not yet completed its evaluation of the purchase price and accordingly, the preliminary purchase price allocation could change as additional information becomes known. The Company's condensed consolidated statements of operations for the three months and nine months ended September 30, 1997 includes La Victoria's results of operations since its acquisition on September 2, 1997. The following unaudited pro forma summary represents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results that may occur in the future. The following pro forma summary does not include the results of operations for La Monita (see Note 4), as they are not considered material (in thousands except per share data).


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

7.                SUBSEQUENT EVENTS

On October 30, 1997, the Company acquired all of the capital stock of Sauces Unlimited, Inc., a manufacturer of picante and other sauces located in Texas. The $2.9 million purchase price included a $2.4 million payment to two former stockholders, $0.3 million to retire a term loan and revolving credit facility, and the assumption of $0.2 million in long-term debt.

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


DISCUSSION OF HISTORICAL FINANCIAL STATEMENTS

Authentic Specialty Foods, Inc. acquired La Victoria Foods, Inc. (the "La Victoria Acquisition") effective upon the closing of the initial public offering on September 2, 1997. Accordingly, only one month of La Victoria's operations are included in the Company's actual results for the three months and nine months ended September 30, 1997. As a result of the acquisition, the Company now has two operating divisions: La Victoria, which is primarily responsible for salsas and Mexican sauces and Calidad Foods ("Calidad"), which is primarily responsible for tortillas and tortilla chips.



COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30,1996 AND 1997

NET SALES. Net sales consists of gross sales less the amount of discounts, returns and allowances. Net sales for the three months ended September 30, 1997 were $8,381,324 compared to $5,202,673 for the three months ended September 30, 1996, an increase of $3,178,651, or 61.1%. $2,965,000 of the net sales increase was attributable to La Victoria sales subsequent to the La Victoria Acquisition on September 2, 1997. The remainder of the increase in net sales resulted from meat and cheese sales to two independent Dallas grocery chains served by Calidad.

COST OF SALES AND GROSS MARGIN. Cost of sales consists primarily of labor, raw materials and overhead used in the production of the products manufactured by Calidad and La Victoria. Calidad also incurs costs to purchase various products (such as meats, cheeses and shelf-stable products) that have been manufactured by third parties for distribution through Calidad's direct store delivery system. Gross margin for the three months ended September 30, 1997 was $3,349,000 compared to $1,734,000 for the three months ended September 30, 1996, an increase of $1,615,000, or 93.1%. As a percentage of net sales, gross margin increased from 33.3% for the three months ended September 30, 1996 to 40.0% for the three months ended September 30, 1997. The increase in gross margin was attributable to increased sales levels at Calidad, as well as La Victoria gross margin generated subsequent to the La Victoria Acquisition on September 2, 1997. The increase in gross margin as a percentage of net sales was due to the higher gross margin percentage experienced by La Victoria's salsa and Mexican sauce operations, as compared to Calidad, which has high margin businesses like tortillas and tortilla chips, as well as lower margin businesses like imported meats and cheeses.

OPERATING EXPENSES. Operating expenses consist primarily of commissions, promotional expenses and advertising, sales and administrative salaries, fleet expenses and general overhead. Operating expenses for the three months ended September 30, 1997 were $3,032,000 compared to $1,616,000 for the three months ended September 30, 1996, an increase of $1,416,000, or 87.6%. As a percentage of net sales, operating expenses increased from 31.1% for the three months ended September 30, 1996 to 36.2% for the three months ended September 30, 1997. The increase in operating expenses was primarily due to higher transportation expenses to new markets (Arkansas and Louisiana) served by Calidad, the increased administrative costs involved in operating as a public company and La Victoria operating expenses incurred subsequent to the La Victoria Acquisition on September 2, 1997.

OTHER EXPENSES. Other expenses consist primarily of interest expense and gain or loss on the disposal of property and equipment. Other expenses for the three months ended September 30, 1997, were $109,000 compared to $80,000 for the three months ended September 30, 1996, an increase of $29,000, or 36.3%. As a percentage of net sales, other expenses decreased from 1.5% for the three months ended September 30, 1996 to 1.3% for the three months ended September 30, 1997. The increase was attributable to interest expense associated with capital leases at La Victoria, which was partially offset by lower interest expense due to the repayment of Calidad debt with the initial public offering proceeds and interest income generated by funds raised from the initial public offering.

TAXES. The Company had income tax expense of $104,000 for the three months ended September 30, 1997 compared to $13,000 for the three months ended September 30, 1996. The increase was attributable to the increase in earnings described above. In connection with the La Victoria Acquisition, the Company recognized deferred tax liabilities of approximately $3.9 million, which were provided on the amounts allocated to the identifiable assets. The net deferred tax liabilities recorded have been reduced by approximately $1.1 million to $2.8 million because of the elimination of the valuation allowance on the Company's deferred tax assets. The valuation allowance has been eliminated because, as a result of the La Victoria Acquisition, the Company believes it is now more likely than not that these assets will be realized. Of the total deferred tax assets of $1.1 million, approximately $800,000 represents amounts generated before the Company's December 31, 1993 quasi-reorganization and accordingly are recorded as a direct addition to additional paid-in capital, with the balance as an adjustment to intangibles.

NET INCOME. For the reasons described above, net income for the three months ended September 30, 1997 was $104,000 compared to $25,000 for the three months ended September 30, 1996, an improvement of $79,000 or 316.0%. As a percentage of net sales, net income improved from 0.5% for the three months ended September 30, 1996 to 1.2% for the three months ended September 30, 1997.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

NET SALES. Net sales for the first nine months of 1997 were $19,343,000 compared to $15,730,000 for the first nine months of 1996, an increase of $3,613,000, or 23.0%. $2,965,000 of the net sales increase was attributable to La Victoria net sales subsequent to the La Victoria Acquisition on September 2, 1997. The remainder of the increase was due to meat and cheese sales to two independent Dallas grocery chains served by Calidad.

COST OF SALES AND GROSS MARGIN. Gross margin for the first nine months of 1997 was $7,120,000 compared to $5,335,000 for the first nine months of 1996, an increase of $1,785,000, or 33.5%. As a percentage of net sales, gross margin increased from 33.9% in the first nine months of 1996 to 36.8% in the first nine months of 1997. The increase in gross margin was attributable to increased sales levels at Calidad, as well as La Victoria gross margin generated subsequent to the La Victoria Acquisition on September 2, 1997. The increase in gross margin as a percentage of net sales was due to the higher gross margin percentage experienced by La Victoria relative to Calidad, as described above.

OPERATING EXPENSES. Operating expenses for the nine months ended September 30, 1997 were $6,279,000 compared to $4,930,000 for the nine months ended September 30, 1996, an increase of $1,349,000, or 27.4%. As a percentage of net sales, operating expenses increased from 31.3% for the first nine months of 1996 to 32.5% for the first nine months of 1997. The increase in operating expenses was due to higher transportation expenses to new markets (Arkansas and Louisiana) served by Calidad, the increased administrative costs involved in operating as a public company and operating expenses incurred by La Victoria subsequent to the La Victoria Acquisition on September 2, 1997, offset partially by a $144,000 decrease in non-compete and consulting payments to two former shareholders that were incurred in the first nine months of 1996 but not in the first nine months of 1997.

OTHER EXPENSES. Other expenses for the first nine months of 1997 were $274,000 compared to $267,000 for the first nine months of 1996, an increase of $7,000, or 2.6%. As a percentage of net sales, other expenses decreased from 1.7% for the first nine months of 1996 to 1.4% for the first nine months of 1997. The increase was due to interest expense associated with capital leases at La Victoria, which was partially offset by lower interest expense due to the repayment of Calidad debt with the initial public offering proceeds, interest income generated by funds raised from the initial public offering and a $22,000 write-off of equipment that was incurred in 1996 but not in 1997.

TAXES. The Company had income tax expense of $226,000 for the nine months ended September 30, 1997 compared to $47,000 for the nine months ended September 30, 1996. The increase was attributable to the increase in earnings. In connection with the La Victoria Acquisition, the Company recognized net deferred tax liabilities of approximately $2.8 million, as described in the discussion of the Company's historical financial statements above under the section on taxes in the comparison of the three months ended September 30, 1996 and 1997.

NET INCOME. For the reasons described above, net income for the first nine months of 1997 was $341,000 compared to $91,000 for the first nine months of 1996, an improvement of $250,000, or 274.7%. As a percentage of net sales, net income improved from 0.6% for the first nine months of 1996 to 1.8% for the first nine months of 1997.

ITEM 2. AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)


DISCUSSION OF PRO FORMA FINANCIAL STATEMENTS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

Authentic Specialty Foods, Inc. acquired La Victoria effective upon the closing of the initial public offering on September 2, 1997. Accordingly, only one month of La Victoria's operations are included in the Company's actual results for the three months and nine months ended September 30, 1997. Because the acquisition of La Victoria was presented as an integral part of the initial public offering and due to the material level of La Victoria's annual sales relative to that of the Company's, the Company believes that a discussion of the Company's consolidated pro forma results would benefit the reader. This pro forma discussion should be read in conjunction with Note 3 to the financial statements included herein.

NET SALES. Net sales for the three months ended September 30, 1997 were $15,652,000 compared to $14,506,000 for the three months ended September 30, 1996, an increase of $1,146,000, or 7.9%. $933,000 of the net sales increase occurred

ITEM 2. AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)


at La Victoria and was primarily due to increased sales volume. This additional sales volume was largely attributable to more effective use of in-store promotions and advertising expenditures. The remainder of the increase in net sales resulted from meat and cheese sales to two independent Dallas grocery chains served by Calidad.

COST OF SALES AND GROSS MARGIN. Gross margin for the three months ended September 30, 1997 was $7,193,000 compared to $6,358,000, for the three months ended September 30, 1996, an increase of $835,000, or 13.1%. As a percentage of net sales, gross margin increased from 43.8% for the three months ended September 30, 1996 to 46.0% for the three months ended September 30, 1997. The increase in gross margin was attributable to increased sales levels and a continued emphasis on cost controls and efficiencies at La Victoria.

OPERATING EXPENSES. Operating expenses for the three months ended September 30, 1997 were $5,887,000 compared to $5,153,000 for the three months ended September 30, 1996, an increase of $734,000, or 14.2%. As a percentage of net sales, operating expenses increased from 35.5% for the three months ended September 30, 1996 to 37.6% for the three months ended September 30, 1997. The increase in operating expenses was primarily due to increased advertising and promotional expenses at La Victoria, higher transportation expenses to new markets (Arkansas and Louisiana) served by Calidad and the increased administrative costs involved in operating as a public company.

OTHER EXPENSES. Other expenses for the three months ended September 30, 1997, were $158,000 compared to $290,000 for the three months ended September
30, 1996, a decrease of $132,000, or 45.5%. As a percentage of net sales, other expenses decreased from 2.0% for the three months ended September 30, 1996 to 1.0% for the three months ended September 30, 1997. The decrease was due to reduced working capital borrowings and a lower term debt balance at La Victoria, interest income generated by funds raised from the initial public offering and a $58,000 write-off of equipment that was incurred in 1996 but not in 1997.

TAXES. The Company had income tax expense of $518,000 for the three months ended September 30, 1997 compared to $434,000 for the three months ended September 30, 1996. The increase was attributable to the increase in earnings. In connection with the La Victoria Acquisition, the Company recognized net deferred tax liabilities of approximately $2.8 million, as described in the discussion of the Company's historical financial statements above under the section on taxes in the comparison of the three months ended September 30, 1996 and 1997.

NET INCOME. For the reasons described above, pro forma net income for the three months ended September 30, 1997 was $630,000 compared to $481,000 for the three months ended September 30, 1996, an improvement of $149,000, or 31.0%. As a percentage of net sales, net income improved from 3.3% for the three months ended September 30, 1996 to 4.0% for the three months ended September 30, 1997.

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

TAXES. The Company had income tax expense of $1,013,000 for the nine months ended September 30, 1997 compared to $517,000 for the nine months ended September 30, 1996. The increase was attributable to the increase in earnings. In connection with the La Victoria Acquisition, the Company recognized net deferred tax liabilities of approximately $2.8 million, as described in the discussion of the Company's historical financial statements above under the section on taxes in the comparison of the three months ended September 30, 1996 and 1997.

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


Included in the La Victoria purchase was the assumption of a $5 million note payable to a former shareholder of that company. The offering prospectus indicated an intent to refinance this note after the offering, and the note was refinanced under the La Victoria credit facility described below. To provide the Company with the ability and flexibility to pursue future acquisitions, the Company executed a $10 million credit facility with Union Bank of California on October 16, 1997. This facility accrues interest at the lower of the bank's prime rate or LIBOR plus 150 basis points and requires the bank's approval for any acquisition that requires access to more than $5 million of the facility. As of November 14, 1997, approximately $9.8 million was available under this facility.



On September 30, 1997, the Company completed the transactions contemplated by an Asset Purchase Agreement with Gilbert Moreno Enterprises, Inc. in which certain assets of the company doing business as La Monita Mexican Food Products ("La Monita") in Houston, Texas were purchased and selected liabilities were assumed. The $2.8 million purchase price included an $850,000 payment to the former owner of La Monita, with the remainder used to retire certain debt. The cash payments were made with available cash reserves resulting from the offering.



On October 30, 1997 the Company completed the transactions contemplated by a Stock Purchase Agreement with Sauces Unlimited, Inc., a manufacturer of picante and other Mexican sauces located in Texas. The $2.9 million purchase price included a $2.4 million payment to two former stockholders, $314,000 to retire a term loan and revolving credit facility and the assumption of $207,000 in long-term debt. The cash payments were made with available cash reserves.



As contemplated by the prospectus for the initial public offering, the Company has used a large portion of the cash received in the offering to fund its acquisition program. Accordingly, it is likely that the credit facility with Union Bank of California will be accessed to fund any short-term working capital needs or additional acquisitions. The Company believes that it has sufficient availability under this facility for these purposes for the foreseeable future.


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

                          PART II. OTHER INFORMATION

Item 6. Exhibits


1.1* Underwriting Agreement between the Company, Cruttenden Roth Incorporated, Sutro & Co. Incorporated and Wedbush Morgan Securities Inc., dated August 27, 1997.

2.1* Asset Purchase Agreement made and entered into as of September 23, 1997, by and among the Company, La Monita Mexican Food Products, Inc., Gilbert Moreno Enterprises, Inc. and Gilbert G. Moreno.

2.2* Stock Purchase Agreement made and entered into as of October 29, 1997, by and among the Company, Sauces Unlimited, Inc., Lawrence L. Amstutz, Ruth C. Amstutz and Barry L. Brock.

3.1*    Bylaws of the Company, adopted June 19, 1997.

27.1    Restated Financial Data Schedule.



----------------
* Previously filed.

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AUTHENTIC SPECIALTY FOODS, INC.


Date: November 21, 1997                     /s/ Samuel E. Hillin, Jr.
                                     ------------------------------------------
                                                Samuel E. Hillin, Jr.
                                     Vice President and Chief Financial Officer
                                          (Principal Financial Officer)

                             INDEX TO EXHIBITS


  Exhibit No.                  Description
  ----------                   -----------
     1.1* Underwriting Agreement between the Company, Cruttenden Roth Incorporated, Sutro & Co. Incorporated and Wedbush Morgan Securities Inc., dated August 27, 1997.

     2.1* Asset Purchase Agreement made and entered into as of September 23, 1997, by and among the Company, La Monita Mexican Food Products, Inc., Gilbert Moreno Enterprises, Inc. and Gilbert G. Moreno.

     2.2* Stock Purchase Agreement made and entered into as of October 29, 1997, by and among the Company, Sauces Unlimited, Inc., Lawrence L. Amstutz, Ruth C. Amstutz and Barry L. Brock.

     3.1*    Bylaws of the Company, adopted June 19, 1997.

     27.1    Restated Financial Data Schedule.



----------------
* Previously filed.