Form 10-Q/A
period 1997-09-30
AUTHENTIC SPECIALTY FOODS INC
filed 1997-12-05
CIK 1041382

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A

                               AMENDMENT NO. 2


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


Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

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


2.               INITIAL PUBLIC OFFERING

On September 2, 1997 the Company sold 4,000,000 shares of its common stock in an initial public offering resulting in net proceeds to the Company of approximately $28.1 million. On September 17, 1997, the Company sold an additional 600,000 shares of common stock to the underwriters pursuant to the exercise of the underwriters' over-allotment option. This resulted in additional net proceeds to the Company of approximately $4.5 million.


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

LIQUIDITY AND CAPITAL RESOURCES


The initial public offering was consummated on September 2, 1997 and raised $28.1 million net of underwriting discounts and offering expenses. As contemplated in the prospectus for the initial public offering, $2.5 million was utilized to retire the Company's revolving credit facility, term loan facility and a note to a former shareholder, $12 million was paid to Robert Tanklage pursuant to the La Victoria Acquisition and $5.9 million was used to repurchase 268,964 shares of the Company's common stock owned by The Shansby Group and 106,036 shares of the Company's common stock owned by TSG International. On September 17, 1997, the underwriters exercised their option to purchase 600,000 shares to cover over-allotments. The sale of these shares raised an additional $4.5 million, net of the underwriters' discount.



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



On October 30, 1997 the Company completed the transactions contemplated by a Stock Purchase Agreement with Sauces Unlimited, Inc. ("Sauces Unlimited"), a manufacturer of picante and other Mexican sauces located in Texas. The $2.9 million purchase price included a $2.4 million payment to two former stockholders, $314,000 to retire a term loan and revolving credit facility and the assumption of $207,000 in long-term debt. The cash payments were made with available cash reserves.



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

                          PART II. OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds



In connection with the initial public offering, the Company registered and sold 4,000,000 shares of its common stock at $8.00 per share for an aggregate price of $32,000,000. Pursuant to the underwriters' over-allotment option, the Company sold an additional 600,000 shares at $8.00 per share for an aggregate price of $4,800,000. No other shares of common stock have been sold since the over-allotment option was exercised on September 17, 1997. The managing underwriters of the initial public offering were Cruttenden Roth Incorporated, Sutro & Co. Incorporated and Wedbush Morgan Securities. Total net proceeds to the Company from the initial public offering were $32,564,000, after deducting underwriting discounts of $2,576,000 and offering expenses of $1,660,000.



The Company has used the net proceeds from the initial public offering as contemplated in the prospectus for the initial public offering. The net proceeds have been used as follows: $2.5 million to retire the Company's revolving credit facility, term loan facility and a note to a former shareholder; $12 million to Robert Tanklage pursuant to the La Victoria Acquisition; $5.9 million to repurchase 268,964 shares of the Company's common stock owned by The Shansby Group and 106,036 shares of the Company's common stock owned by TSG International; $250,000 to Cruttenden Roth for a fairness opinion in connection with the La Victoria Acquisition; $150,000 to finance costs of the La Victoria Acquisition; $600,000 for the Company's working capital needs; $3.2 million in connection with the acquisition of La Monita as described above in Part I under the caption "Liquidity and Capital Resources;" and $2.9 million in connection with the acquisition of Sauces Unlimited as described above in Part I under the caption "Liquidity and Capital Resources." J. Gary Shansby and Charles H. Esserman are the general partners of TSG Partners, which is the general partner of both The Shansby Group and TSG International. J. Gary Shansby is a director and beneficial owner of more than ten percent of the outstanding shares of common stock of the Company, and Charles H. Esserman is a director, vice president and secretary of the Company and beneficial owner of more than ten percent of the outstanding shares of common stock of the Company. The $600,000 spent for working capital needs included $225,000 for installments on the Company's directors' and officers' liability insurance policy. The proceeds allocated to the La Monita acquisition included a fee of $120,000 for Shansby Partners, L.L.C. plus legal expenses and initial working capital infusions of approximately $300,000. The proceeds allocated to the Sauces Unlimited acquisition included a fee of $120,000 for Shansby Partners, L.L.C. plus legal expenses and other costs of approximately $100,000. J. Gary Shansby and Charles
H. Esserman are the two members of Shansby Partners, L.L.C.


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

27.1*   Restated Financial Data Schedule.



----------------
* Previously filed.

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AUTHENTIC SPECIALTY FOODS, INC.



Date: December 5, 1997                      /s/ Samuel E. Hillin, Jr.
                                     ------------------------------------------
                                                Samuel E. Hillin, Jr.
                                     Vice President and Chief Financial Officer
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

     27.1*   Restated Financial Data Schedule.



----------------
* Previously filed.