Form 10-K
period 1997-12-31
AUTHENTIC SPECIALTY FOODS INC
filed 1998-03-31
CIK 1041382

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ------------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-23033

                       ------------------------------

                        AUTHENTIC SPECIALTY FOODS, INC.
             (Exact name of registrant as specified in its charter)


                  TEXAS                                   75-1782453
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

              1313 AVENUE R
          GRAND PRAIRIE, TEXAS                               75050
(Address of principal executive offices)                  (Zip code)

       Registrant's telephone number, including area code: (972) 933-4100

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
Title of each class to                             on which each class
be so registered                                  is to be so registered

NONE                                              NOT APPLICABLE

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $1.00 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on March 27, 1998 was $18,167,558.

         As of March 27, 1998, there were outstanding 8,027,126 shares of Common Stock, par value $1.00 per share, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this report:

         Definitive Proxy Statement (the "Proxy Statement") to be filed in connection with the registrant's Annual Meeting of Shareholders currently scheduled to be held on June 9, 1998 (Part III of this Report). The Proxy Statement will be filed on or before April 30, 1998.

         Such Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.



================================================================================

         This Annual Report on Form 10-K ("Annual Report")contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results could differ materially from those indicated by such forward-looking statements as a result of numerous important factors, certain of which are described herein. Readers should pay particular attention to the factors, including economic developments and changes in consumer consumption trends, in the demographics of the Company's primary markets, in the price of raw materials used in the Company's manufacturing of products, the ability of the Company to find appropriate acquisition candidates, the ability of the Company to negotiate and consummate acquisitions on acceptable terms and the ability of the Company to integrate the operations of acquired companies into existing operations, described in the section of this Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Information." Readers should also carefully review the cautionary statements described in the other documents the Company files from time to time with the Securities and Exchange Commission (the "SEC"), specifically all Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

         Authentic Specialty Foods, Inc. (the "Company" or "Authentic Specialty Foods") is a leading provider of an extensive line of Mexican food products to Mexican-American consumers, as well as non-Hispanic consumers who enjoy authentic Mexican food. The Company believes that it is the largest publicly-owned company engaged solely in the manufacture and distribution of Mexican food products targeting primarily the Mexican-American consumer. The Company has five separate brands -- Calidad(TM), La Victoria(TM), La Monita(TM), The Tortilla King(TM) and Alamo Street(TM)(a brand of Sauces Unlimited, Inc.) -- all of which are recognized for high quality products and well-accepted by the Company's target consumers. These brands have strong market positions in the southwestern and western regions of the United States, particularly in Texas (Calidad, La Monita, The Tortilla King and Alamo Street) and California (La Victoria). Since the completion of its initial public offering on September 2, 1997 (the "Initial Public Offering"), the Company has taken advantage of, and plans to continue to take advantage of, acquisition opportunities in the highly fragmented Mexican food industry. Immediately following the consummation of the Initial Public Offering, the Company acquired La Victoria Foods, Inc. ("La Victoria"). Since the acquisition of La Victoria, the Company has acquired three additional companies in the Mexican food industry: La Monita Mexican Food Products, Inc. ("La Monita"), Sauces Unlimited, Inc. ("Sauces Unlimited") and The Tortilla King, Inc. ("Tortilla King").

         The Company has only one business segment -- the manufacture and sale of Mexican food products. The Company has formed two operating divisions -- DSD Operations and Direct Warehouse Operations -- because of the similarities within these divisions in the manner that the Company's products are distributed. DSD Operations includes Calidad, La Monita and Tortilla King.
DSD Operations sells branded and private label tortillas and tortilla chips, as well as both branded and non-branded cheeses, meats and shelf-stable products (including spices, salsas and peppers) primarily to grocery stores in Texas and certain adjacent states. Each company in the DSD Operations division uses direct store delivery ("DSD") salespersons to deliver the Company's products to retailers. In addition, Calidad provides its customers with a comprehensive service program through which its DSD salespersons can manage substantially all of a customer's Mexican food category. The Company intends to implement the full-service category management program developed by Calidad at La Monita and Tortilla King in 1998.

         The Company's Direct Warehouse Operations division includes La Victoria and Sauces Unlimited. Direct Warehouse Operations manufactures salsas and other Mexican sauces. Generally, Direct Warehouse Operations' products are delivered to a retail customer's warehouse or distribution facility rather than directly to a customer's retail outlets. While La Victoria primarily sells its products to grocery stores in California and certain other western states, it also sells its products in the food service market on a branded and private label basis and to warehouse clubs on a branded basis. Food service sales consist primarily of sales to restaurants and wholesale restaurant suppliers. Sauces Unlimited's primary customer base is the food service industry.

RECENT ACQUISITIONS

         The Company has made three significant acquisitions since the completion of the Initial Public Offering and the consummation of the acquisition of La Victoria. On September 30, 1997, the Company acquired La Monita, a manufacturer of tortillas located in Houston, Texas. On October 31, 1997, the Company acquired Sauces Unlimited, a manufacturer of Mexican sauces and salsas located in San Antonio, Texas. On January 9, 1998, the Company acquired Tortilla King, a manufacturer of tortillas based in Victoria, Texas.

         La Monita and Tortilla King have been combined with Calidad to create the DSD Operations division. La Monita and Tortilla King primarily sell branded and private label tortillas and tortilla chips in the Houston, San Antonio and South Texas markets. La Monita manufactures corn tortillas in a 62,000 square foot facility located in Houston, Texas. Tortilla King manufactures corn and flour tortillas in a 20,000 square foot facility in Victoria, Texas. Victoria is located approximately 120 miles southwest of Houston and 120 miles southeast of San Antonio. Tortilla chips sold by La Monita and Tortilla King are manufactured at Calidad's Grand Prairie facility. La Monita and Tortilla King both utilize DSD systems similar to Calidad's in order to provide frequent service to their predominantly retail customer base. Although La Monita and Tortilla King have historically not sold products other than tortillas and tortilla chips, the Company intends to begin distributing spices, meats, cheeses and certain shelf-stable products through their DSD systems.

         Sauces Unlimited has been combined with La Victoria to form the Direct Warehouse Operations division. Sauces Unlimited manufactures Mexican sauces and salsas and is located in San Antonio, Texas. Although it does manufacture certain products for distribution through retail grocer channels, Sauces Unlimited's primary customer base is the food service industry, to which it provides larger sizes, including gallon and half-gallon containers, as well as portion control and other size products. Included among the customers of Sauces Unlimited are Sysco Corporation, Alliance Foodservice, Inc., U.S. Foodservice, Inc. and McDonald's Corp. The Company intends to transfer most of the volume currently produced by Sauces Unlimited to La Victoria's facility in Rosemead, California in order to gain the efficiencies provided by La Victoria's surplus capacity. Sauces Unlimited's facility will remain open as a specialty facility engaged in the manufacture of portion control and other smaller sizes.

PRODUCTS AND BRANDS

         Through the acquisition of La Victoria, La Monita, Sauces Unlimited and Tortilla King, the Company has expanded its already extensive line of Mexican food products. The Company now has five separate brands -- Calidad(TM), La Victoria(TM), La Monita(TM), The Tortilla King(TM) and Alamo Street(TM)(a brand of Sauces Unlimited) -- all of which are recognized for high quality products and well-accepted by Mexican-American consumers. Under the Calidad brand, the Company sells branded and private label tortillas and tortilla chips, as well as both branded and non-branded cheeses, meats and shelf-stable products (including spices, salsas and peppers). Under the La Monita and Tortilla King brands, the Company sells branded and private label tortillas and tortilla chips. Under the La Victoria and Alamo Street brands, the Company sells a wide variety of branded salsas, taco sauces and other Mexican sauces and specialty items (such as jalapenos, tomatillos, cheese sauce and refried beans). The Company offers a variety of products to capitalize on consumers' preferences for different types of Mexican food products. The Company believes that the Calidad, La Victoria, La Monita and Tortilla King products have gained wide acceptance in the Mexican-American population in their respective geographic markets.

         DSD Operations. The two primary products of DSD Operations are tortillas and tortilla chips. Tortillas are traditional Mexican flat bread made from wheat flour or corn flour (known as "masa"). They are used in all aspects of Mexican cuisine, are served like bread and are cooked with many Mexican dishes. Tortilla chips are also made from masa and are often served with soups and salsas and eaten as a snack. In addition to distributing these products under the Calidad, La Monita and Tortilla King brands, DSD Operations also manufactures and distributes these products on a private label basis for larger grocery store chains. The Company believes that offering certain of its products on a private label basis expands the market for Mexican food products generally and gives the Company a competitive advantage for shelf space over other suppliers of Mexican food products.

         The Company sells a variety of cheese and meat products under the Calidad brand and other brand names. Calidad's cheese products include a variety of ethnic cheeses, and the meat products include chorizo (a Mexican-style sausage) and tamales (corn meal stuffed with beef, pork or chicken). These products are manufactured by third parties and distributed by Calidad. Approximately 40% of these products are distributed under the Calidad brand name, and the remainder are distributed under the original manufacturer's brand name. Calidad distributes certain of these products under the manufacturer's brand name because of their significant recognition within the Mexican-American community.

         Calidad also packages and sells a wide variety of spices that are used in Mexican cuisine, including cayenne pepper, chili powder, chili peppers and cinnamon. Calidad's spices are packaged in small packets that the Company believes appeal to the Mexican-American consumer. Calidad distributes these products primarily under the Calidad brand and also on a private label basis.

         Shelf-stable products, such as salsas, peppers, fruit drinks and cheese sauces are obtained from Mexican, national or regional producers and distributed by Calidad. Approximately half of these shelf-stable products are distributed under the Calidad brand, and the remainder are distributed under the manufacturer's brand name. Certain products in this group carry the lowest gross margins of Calidad's product line, but are essential to the Company's strategy of providing an extensive line of Mexican food products.

         Although La Monita and Tortilla King have historically not sold products other than tortillas and tortilla chips, the Company intends to begin distributing spices, meats, cheeses and certain shelf-stable products through their DSD systems in 1998.

         Direct Warehouse Operations. La Victoria markets salsas with a wide variety of tastes, heat levels and container sizes. Salsas are used for dipping with chips, as a condiment or as an ingredient in cooking a number of Mexican food dishes. La Victoria sells its salsas under a variety of descriptive names in order to emphasize the distinctive character of their ingredients. Examples of these varieties are Salsa Suprema, Thick 'N Chunky Salsa, Salsa Brava, Green Chili Salsa and Salsa Victoria. Each of the La Victoria brand salsas contain different combinations of vegetables (chili peppers, diced onions, jalapenos and garlic) in a green or red tomato-based sauce.

         One of La Victoria's more established products is taco sauce. La Victoria has manufactured and marketed at least one variety of taco sauce for almost 50 years and continues to be a market leader in this category in the western United States. La Victoria also markets enchilada sauce, a mild sauce made from fresh and dehydrated California and Pasilla chili pods. Beyond use with enchiladas, it is marketed as a condiment for chili, soup and tamales.

         La Victoria also sells a variety of specialty items under the La Victoria brand, such as whole and nacho-sliced jalapenos, crushed tomatillos, refried beans, cheddar cheese sauce and nacho cheese sauce (which is spiced with jalapenos). Some of La Victoria's specialty items are produced under separate one-year agreements with third party manufacturers. These agreements, also known as co-packing arrangements, are renewable at the Company's option.

SALES AND MARKETING

         The Company's combined market area encompasses the southwest and western regions of the United States, particularly Texas and California. The Company intends to explore the expansion of its marketing area to other geographic areas with existing and new customers, additional distributor relationships and through acquisitions.

         DSD Operations. The marketing area for DSD Operations currently encompasses various markets within Texas, Arkansas, Louisiana and Oklahoma. Because the Company had limited financial resources prior to the Initial Public Offering, management focused primarily on distribution within North Texas, including the Dallas/Ft. Worth metroplex. Since the Initial Public Offering, the Company's market presence in other areas of Texas has increased through the acquisitions of La Monita and Tortilla King. These acquisitions have given the Company a more established position in southcentral and southeastern Texas.
San Antonio, where Sauces Unlimited is located and Tortilla King distributes, and Houston, where La Monita is located and Tortilla King distributes, have large Mexican-American populations that are growing at rapid rates.

         Calidad has targeted major grocery store chains, independent grocery chains and individual retailers that wish to appeal to the growing Mexican-American community. Calidad is able to approach retail customers with a comprehensive full-service program for managing substantially all of a store's Mexican food category. Under its category management program, Calidad provides an extensive line of quality Mexican food products, and utilizing its DSD system, delivers these products to the store and stocks the store's shelves. Generally, Calidad attempts to gain shelf space for all of its products in each of its customer's stores. In those circumstances when this is not possible, Calidad often utilizes one product in order to gain access to shelf space and, through its commitment to service and quality, continues to add other products from its product line. Calidad believes that its category management capabilities enable Calidad to enter new markets where retailers are seeking strategies to target the Mexican-American consumer. The Company intends to implement its full-service category management program at La Monita and Tortilla King in 1998.

         DSD Operations spends the majority of its marketing funds reinforcing the image of its brands as Mexican food brands that appeal primarily to Mexican-Americans. This is done primarily through performance-based promotional plans. These performance plans typically require the retailer to provide equal or partial participation in costs associated with displays, temporary price reductions and advertising. For example, the Company's customers will often run photographs of the Company's products in their weekly, biweekly and monthly circulars. The Company also runs promotions in conjunction with Mexican-American holidays, such as Cinco de Mayo.

         Direct Warehouse Operations. La Victoria's market is focused primarily in California and adjacent western states with limited distribution in the central United States. In recent years, La Victoria's management has concentrated on its existing markets and discontinued sales in regions that have traditionally been less profitable.

         La Victoria targets primarily grocery store chains, independent retail food outlets and individual retailers. In addition, La Victoria sells its products in the food service market on a branded and private label basis and to warehouse clubs on a branded basis. In general, La Victoria's approach to retailers has differed from Calidad's in that La Victoria offers a more focused product line, concentrated on Mexican sauces and salsas.

         La Victoria employs a variety of marketing methods to support sales, including advertising, coupons and in-store promotions and displays. Historically, La Victoria's strategy has been to market broadly the La Victoria brand rather than to focus on a specific product. However, in 1993 and 1994, La Victoria focused its marketing efforts and expenditures on the introduction of its line of Thick 'N Chunky Salsa. Management believes its efforts in introducing this line of salsa created valuable exposure for the La Victoria brand. La Victoria focuses its marketing efforts around several key events, including the Super Bowl and Mexican-American holidays. The Company has increased La Victoria's use of in-store marketing since its acquisition of La Victoria.

DISTRIBUTION

         DSD Operations. The products of Calidad and La Monita are distributed through integrated, computerized DSD systems. Tortilla King also utilizes a DSD system, but it will not be fully computerized until mid-1998. The DSD systems utilize the Company's employees in the Dallas/Ft. Worth, Houston and San Antonio market areas and independent distributors outside of these markets. Through its DSD systems, the Company has established rapport with its customers and built strong relationships at the retail level. In addition, the Company's frequent visits to customers served by its DSD systems provide valuable information with respect to its products, competition, consumers' shopping habits, product positioning, marketing effectiveness, pricing and relative shelf space.

         Calidad provides its grocery store customers a comprehensive full-service category management program. Under this program, Calidad manages substantially all of a grocery store's Mexican food category by providing an extensive line of quality Mexican food products, delivering these products to the store, stocking the store's shelves and removing out-of-date or spoiled products. DSD salespersons are generally scheduled to visit their customers from two to seven times per week. DSD salespersons leave Calidad's facility early each morning on predetermined routes, equipped with hand-held computers, portable printers and a broad selection of Calidad's products. Nightly, when salespersons return to Calidad's main distribution facility, all deliveries and orders are downloaded into Calidad's main computer system. This information is electronically disseminated to the proper department for invoicing, collection and production scheduling. La Monita's DSD salespersons are also equipped with hand-held computers, while Tortilla King has not yet implemented the hand-held system. Neither La Monita nor Tortilla King have fully implemented the full-service category management program developed by Calidad.

         Calidad, La Monita and Tortilla King own or lease 94 DSD vehicles and manage their DSD systems from their manufacturing and distribution facilities. Although the DSD systems are generally administered in the same manner regardless of whether the salesperson is a Company employee or an independent distributor, there are certain differences between the two groups. Independent distributors are utilized by the Company to target more distant and less concentrated markets. These distributors are effective in introducing the Company's products on either a branded or private label basis and are required to provide services that are similar to those provided by the Company's DSD employees in their market areas. In contrast to the Company's employees, independent distributors own or lease their own vehicles. These distributors are also responsible for any returns of the Company's products. Distributors are compensated on a commission basis that equates to a higher percentage of gross sales than that earned by the Company's employees. Almost all of Calidad's distributors are linked by modem to the Company's computer system, and the distributors of La Monita and Tortilla King will be similarly linked in the future. The Company believes that its computer-enhanced distribution system distinguishes it from many of the other participants in the Mexican food industry.

         Direct Warehouse Operations. Generally, in California and the western United States, La Victoria's products are distributed directly to retailers' warehouses and through wholesalers for distribution to independent grocery stores. Unlike Calidad, La Monita and Tortilla King, La Victoria does not utilize a DSD system. The majority of La Victoria's distribution outside of California is serviced by public warehouses located in customers' markets which are regularly supplied with La Victoria's products based on orders. La Victoria owns or leases three vehicles and delivers its products to its California distributors' and customers' warehouses from its distribution facilities. Products sold to customers outside of California are delivered via common carriers. Certain customers located in close proximity to La Victoria's facilities frequently obtain products directly from La Victoria's main distribution facility, utilizing their own vehicles.

         Finished products are stored temporarily at the production facility before being delivered directly to customers or transferred to the 170,000 square foot distribution center in City of Industry, California. The products are stored in the main distribution center until they are delivered to a customer or trucked by common carrier to La Victoria's ten regional distribution centers. Co-packed shipments are trucked from the co-packer's plant to La Victoria's City of Industry distribution center or one of the regional distribution centers, in Clackamas, Oregon (near Portland); Salt Lake City, Utah; Billings, Montana; Aurora, Colorado (near Denver); El Paso, Texas; Itasca, Illinois (near Chicago); Tampa, Florida; Phoenix, Arizona; Independence, Missouri; and Fond du Lac, Wisconsin.

CUSTOMERS

         DSD Operations. The customer base of DSD Operations includes major grocery stores, independent grocery chains and individual retailers. In the past, this base has been quite stable, with little turnover. Although it is difficult for many food companies to obtain shelf space in retail outlets, DSD Operations currently sells to over 300 grocery retailers, distributors and food service customers, and its products are on the shelves in an estimated 2,000 stores throughout its marketing areas. Among DSD Operations' customers are Minyard Food Stores ("Minyard Foods"), Sack 'n Save, Carnival, Brookshire Grocery Co., Wal-Mart Stores, Inc., Winn-Dixie Texas, Inc., The Kroger Co., Albertson's, Inc., H.E. Butt Grocery Company, Fiesta Mart, Inc. and Tom Thumb Food Markets, Inc. Within the food industry and, in particular, within the grocery store distribution channel of the food industry, it is common practice for retailers to charge food producers fees ("slotting fees") for new product placement. Slotting fees are charged to offset the retailers' startup costs associated with the new item, including the costs of setting up scan codes, printing shelf tags and resetting shelves. In general, DSD Operations does not pay its customers slotting fees to sell its products. DSD Operations paid less than $35,000 in slotting fees in 1997.

         Sales to Calidad's top ten customers were $15.0 million in 1997, or 64.4% of net sales, compared to $14.5 million in 1996, or 68.6% of net sales. Only Minyard Foods accounted for more than 10% of Calidad's net sales during these periods. Most of Calidad's principal customer relationships have been cultivated over a period of many years.

In many cases, Calidad's relationships were established when retailers became aware of the importance of Mexican-American consumers within their markets and began to contemplate an appropriate service strategy.

         Minyard Foods accounted for 16.4% of the Company's net sales during 1997. However, Minyard Foods actually consists of three separate operating divisions: Minyard Food Stores, Sack 'n Save and Carnival. During 1997, Minyard Food Stores accounted for $1.2 million of the Company's net sales (3.2%), Sack 'n Save accounted for $2.6 million (7.0%) and Carnival accounted for $2.3 million (6.2%). Calidad has a separate relationship with each of these three divisions, which are operated somewhat autonomously and have different target consumers.

         Direct Warehouse Operations. La Victoria sells its products primarily to major grocery stores, independent retail food outlets, individual retailers and wholesalers. La Victoria currently has over 800 retail accounts and 200 food service accounts, and La Victoria's products are sold by an estimated 7,500 stores and distributors throughout its marketing area. Among La Victoria's customers are Safeway, Inc., Lucky, Albertson's, Inc., Vons Grocery Company and Ralph's Grocery. La Victoria paid approximately $137,000 for new distribution and slotting fees in the fiscal year ended December 31, 1997.

         La Victoria also sells its products to food service customers, such as Sysco Corp. and Denny's, Inc. Relationships with other types of customers, primarily warehouse clubs and private label programs, are currently managed internally by La Victoria's regional sales managers. While these customers have traditionally represented a relatively small amount of La Victoria's total sales, La Victoria's management believes that the expansion of these categories could provide an area of future growth for La Victoria.

TRADEMARKS

        The Company believes that its Calidad logo, which features two traditional Mexican dancers, is an important part of its efforts to appeal to the Mexican-American consumer. Substantially all of Calidad's products bear a green, yellow and red Calidad logo, but a few items have a blue, red and white Calidad logo to differentiate the product type. The logo on all of Calidad's products features the types of bright colors to which the Mexican-American consumer is accustomed, and the picture of the dancers is reminiscent of images from Mexico. The word "Calidad" means "Quality" in Spanish, and Calidad has incorporated the phrase "Our Name Means Quality" into its logo. In order to reinforce brand identity and underscore Calidad's ability to provide an extensive line of Mexican food products, the Company's products can be found throughout a store in a variety of food categories and are easily identified by the Calidad logo that is incorporated across all product line packaging. The Company has obtained federal registration for the trademarks contained in the logo. The Company has successfully defended its trademark in the past against one food company that had attempted to use it and plans to continue to defend its trademark in the future.

         When the Company acquired La Monita and Tortilla King, it also acquired the La Monita and Tortilla King trademarks. "La Monita" means "the Little Doll" in Spanish, has been used since 1961 and is well-recognized in the Houston market, primarily for corn tortillas. The Tortilla King brand was trademarked in 1987 and is well-recognized in the Houston and San Antonio markets, primarily for tortillas.

         La Victoria has a number of important trademarks and copyrights, including La Victoria, Salsa Brava(TM), Salsa Suprema(TM), Suprema(TM), Victoria(TM), Mexican Kitchen(TM) and a thermometer, which clearly indicates to the consumer the heat level of each product (mild, medium, hot or extra hot). La Victoria uses the slogans "When you're ready for real salsa" and "Food secrets of Mexico" on many of its labels and in its advertisements. La Victoria has successfully defended its trademark in the past and plans to continue to defend its trademark in the future.

         When the Company acquired Sauces Unlimited, it also acquired the Alamo Street trademark. This brand has been used since 1992 for Mexican sauces and salsas.

MANUFACTURING

         Calidad manufactures tortillas and tortilla chips at its facility in Grand Prairie, Texas. At the facility, Calidad also repackages bulk spices into smaller packaging that is designed to appeal to Mexican-American consumers.

         La Monita manufactures corn tortillas at its facility in Houston, Texas. Tortilla chips sold by La Monita are manufactured by Calidad's plant in Grand Prairie, Texas. Flour tortillas sold by La Monita are manufactured at the Tortilla King plant in Victoria, Texas.

         Tortilla King manufacturers corn and flour tortillas at its facility in Victoria, Texas. Tortilla chips sold by Tortilla King are manufactured at Calidad's plant in Grand Prairie, Texas.

         Direct Warehouse Operations manufactures Mexican sauces and salsas at its production facilities in Rosemead, California, a suburb of Los Angeles, and in San Antonio, Texas. The products manufactured at the San Antonio facility are made with processed tomatoes and vegetables purchased from outside sources. Historically, the majority of La Victoria's products were manufactured with fresh vegetables during the four to six month tomato harvest in California, and La Victoria operated at or near capacity to fresh pack the vast majority of its tomato-based products during the harvest season. The Company plans to shift La Victoria to year-round production using processed tomatoes in June 1998. The Company is in the process of transferring most of the volume currently manufactured at the San Antonio facility to the facility in Rosemead, California in order to increase inventory turnover and gain the efficiencies provided by its available capacity. The San Antonio facility will remain open as a specialty facility engaged in the manufacture of portion control (i.e., 1/2 oz.) and other smaller sizes (i.e., 3 1/2 oz.).

         The Company does not manufacture all of its branded products; some are manufactured by third parties under co-packing arrangements. Products offered by the Company but produced under co-packing arrangements include: nacho cheese sauce, sweet breads, pork skins, chorizo, cheese, dried beans, taco shells, tostada shells, ice pops, tamales, gelatin and chili con queso.

COMPETITION

         Although the Company believes that its ability to supply an extensive product line and its category management skills are unique in the Mexican food industry, the Company faces significant competition in each of the components of its product line. Many of these competitors are larger, more established and better capitalized than the Company.

         DSD Operations competes against national and local companies in the manufacture and distribution of tortillas and tortilla chips. The two most significant competitors are Mission Foods Corporation, a subsidiary of Gruma S.A. de C.V. ("Mission"), and Bimar Foods Corporation, a subsidiary of Grupo Industrial Bimbo, S.A. de C.V. ("Bimbo"). Both Mission and Bimbo are significant participants in the southwestern region of the United States and are larger and better capitalized than the Company. Mission produces primarily tortillas and tortilla chips and is the most visible competitor in the Company's markets. Bimbo entered the Texas market in 1995 with its acquisition of C&C Bakery, and announced in March 1998 that it has agreed to buy the tortilla operations of Mrs. Baird's Bakeries, Inc. ("Mrs. Baird's"). Mrs. Baird's introduced its tortillas to the North Texas market in July 1995. Mrs. Baird's has a full line of flour and corn tortillas marketed under the Mrs. Baird's Texas Tortilla and Tia Rosa brand names.

         In addition to direct competition from manufacturers of Mexican food products, certain snack food companies, such as Frito-Lay Inc., manufacture and distribute tortilla chips and corn chips. Frito-Lay Inc., a national company headquartered in Dallas, markets its products under several brands, including Doritos(TM) and Tostitos(TM), among others. However, management does not believe that snack food companies compete directly with the Company because their products are positioned as snack foods and are marketed primarily to non-Hispanic consumers.

         With regard to Calidad's refrigerated product category (i.e., meats and cheeses), there is only one principal DSD distributor, Cyclone Enterprises, Inc., in the Company's major markets that competes in this product category.
In addition, several of the large grocery distributors such as Grocers Supply, Fleming Companies, Inc. and Gourmet Award Foods also compete with Calidad in the meat and cheese categories. Because of its DSD service levels, Calidad has succeeded in gaining the ethnic meat and cheese business in all major Dallas/Ft. Worth grocery chains catering to the Mexican-American consumer.

         With respect to the spices that Calidad repackages and sells, Calidad competes with Mojave Spice Co., Inc., DeLuna Spice Company and Fiesta Bolner Spice Company.

         With respect to Mexican food products that are distributed by Calidad under other brands (such as salsas, peppers and other shelf-stable products), this category is broad, with an array of products that are all produced by other suppliers, and it generates less profitability than other categories. Competing companies such as Fleming Companies, Inc., Gourmet Award Foods, Grocers Supply and Cyclone Enterprises, Inc. carry similar products.

         The Mexican sauce industry is highly competitive. In the western United States, Direct Warehouse Operations primarily competes with Pace, Tostitos and Old El Paso, and to a lesser extent, Ortega. These competitors are divisions of the following major food companies: Campbell Soup Company, Frito-Lay Inc., The Pillsbury Company and Nestle USA, Inc., respectively. Additionally, Direct Warehouse Operations competes against smaller providers of Mexican sauces and against providers of condiments in general.

GOVERNMENT REGULATION

         Public Health. As a manufacturer and distributor of food products, the Company is subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the Food and Drug Administration ("FDA"). This comprehensive regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food. The FDA regulates manufacturing practices for foods through its current good manufacturing practices regulations, specifies the standards of identity for certain foods, including many of the products sold by the Company, and prescribes the format and content of certain information required to appear on food products labels.

         In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorize regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. The Company and its products are also subject to state and local regulation through such measures as the licensing of manufacturing facilities, enforcement by state and local health agencies of state standards for the Company's products, inspection of the Company's facilities and regulation of the Company's trade practices in connection with the sale of its products.

         To monitor product quality, the Company maintains quality control programs to test products during various processing stages. Management believes that the Company's production and storage facilities and manufacturing practices comply with applicable government regulations.

         Employee Safety Regulations. The Company is subject to certain health and safety regulations issued pursuant to the Occupational Safety and Health Act. These regulations require the Company to comply with certain manufacturing, health and safety standards to protect its employees from accidents.

         Environmental Regulations. The Company is subject to certain federal, state and local environmental regulations regarding the discharge of wastewater and other environmental matters. Management does not expect environmental compliance to have a material impact on the Company's capital expenditures, earnings or competitive position in the foreseeable future. See Item 3. Legal Proceedings.

EMPLOYEES

         As of December 31, 1997, the Company had approximately 582 employees. Of this total, 378 were hourly, 116 were salaried and 88 were compensated on a commission basis. The Company's management considers its relationship with its employees to be good.

         Historically, La Victoria supplemented its workforce with hourly workers on a seasonal basis. La Victoria's peak demand for seasonal employees occurred from June to November, when fresh tomatoes are harvested in California and La Victoria packed the majority of its product. During the four to six month packing season, La Victoria employed an average of an additional 80 to 90 hourly employees. When the Company shifts La Victoria to year-round production using processed tomatoes in June 1998, there will no longer be a need for seasonal employees.

         Except for La Victoria, none of the Company's employees are subject to any collective bargaining agreements. La Victoria's hourly employees are subject to a collective bargaining agreement with the United Industrial Workers, Service, Transportation, Professional and Government of North America, SIUNA, AFL-CIO. La Victoria has had a collective bargaining agreement with this union since 1969. The current agreement went into effect on March 1, 1997 and expires on February 29, 2000. La Victoria has never experienced a strike or any other type of work stoppage.

ITEM 2.  PROPERTIES.

         Calidad manufactures tortillas and tortilla chips at its modern facility in Grand Prairie, Texas, which is located in the Dallas/Ft. Worth metroplex. Calidad spent an aggregate of $3.1 million in 1995 and 1996 to move to the facility and to expand its production and distribution capabilities. The 70,000 square foot facility has six tortilla production lines and two tortilla chip lines. Calidad employees approximately 100 production personnel at the facility and currently operates on a two-shift basis, five days per week.

         Calidad leases its Grand Prairie facility under a three-year sublease that is scheduled to expire in August 1999, with an annual rental rate of approximately $175,000. The sublease may be renewed at the option of the Company for an additional six-year term at the fair market value on the date of renewal.

         La Monita manufactures corn tortillas at its facility in Houston, Texas. The 62,000 square foot facility has five corn tortillas lines. La Monita employs approximately 45 production personnel at the facility and currently operates on a two-shift basis, five days per week. Flour tortillas sold by La Monita are manufactured at the Tortilla King facility in Victoria, Texas, while tortilla chips sold by La Monita are manufactured at the Calidad facility in Grand Prairie, Texas.

         La Monita leases its Houston facility under a two-year lease that expires on September 30, 1999, with an annual rental rate of $114,000. Based on the potential investment described above, the Company is currently negotiating an extension of the lease with the property owner.

         Tortilla King manufactures corn and flour tortillas at its facility in Victoria, Texas. Victoria is located approximately 120 miles southwest of Houston and 120 miles southeast of San Antonio. The 20,000 square foot facility has four flour tortilla lines and five corn tortilla lines. Tortilla King leases its Victoria facility under a seven-year lease that expires on January 8, 2005, with annual rental payments of $66,000.

         Sauces Unlimited manufactures Mexican sauces and salsas at its 30,000 square foot facility in San Antonio, Texas. The facility has the capability of manufacturing products in a variety of sizes and container types. Sauces Unlimited leases its facility under a ten-year lease that expires on October 31, 2007, with an annual rental rate of $115,200.

         With the exception of co-packed products, all of La Victoria's production is conducted at its production and warehouse facility in Rosemead, California, a suburb of Los Angeles. The Rosemead facility consists of a total of approximately 112,000 square feet, including approximately 61,000 square feet of production space and approximately 51,000 square feet of warehouse space. La Victoria leases its Rosemead production and warehouse facility under two separate leases with affiliates of La Victoria. The 61,000 square feet production facility is leased through July 2010 at lease rates that escalate based upon changes in the Consumer Price Index (the "CPI") every five years.
The annual lease payment is approximately $214,000, and the next CPI escalation will occur in August 2000. The 51,000 square foot warehouse facility is leased through July 2010 at lease rates that escalate in accordance with the CPI every five years. The annual lease payment is approximately $262,000, and the next CPI escalation will occur in August 2000. During 1993 and 1994, La Victoria completed a capital improvement program at the Rosemead facility, investing in excess of $4 million over two years.

         Finished products are stored temporarily at the Rosemead facility before being transferred to La Victoria's approximately 170,000 square foot warehouse and distribution center in City of Industry, California. The City of Industry facility is leased through July 2010 at lease rates that escalate according to the CPI every five years. The annual lease payment is approximately $860,000, and the next CPI escalation will occur in August 2000.

ITEM 3.  LEGAL PROCEEDINGS.

         By letter dated April 13, 1995, the U.S. Environmental Protection Agency (the "EPA") identified La Victoria as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), for the cleanup of contamination from hazardous substances at the South El Monte Operable Unit of the San
Gabriel Valley Superfund Site.   Under CERCLA, persons may be subject to joint
and several liability for cleanup costs.

         La Victoria has completed a subsurface soil remediation of solvents at its Rosemead facility, which is located within the San Gabriel Valley. The EPA has identified approximately fifty PRPs at the site. The EPA has requested that La Victoria participate in the groundwater sampling program for a remedial investigation and feasibility study. Based on the limited impact to groundwater that appears to be related to La Victoria's Rosemead facility, La Victoria declined to participate in the groundwater monitoring. Since the EPA request, La Victoria has received no further correspondence from the EPA. La Victoria does not believe that its ultimate liabilities in relation to the site will have a material effect on its financial position; however, it is not possible to determine the ultimate environmental liabilities, if any, that may arise from this matter.

         The Company is party to litigation relating to property damage and liability claims as well as certain employment - related matters arising in the ordinary course of business, Management does not believe that the outcome of the matters will have a material adverse effect on the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market for Registrant's Common Equity. Since September 2, 1997, the Company's Common Stock has been traded on the Nasdaq National Market under the symbol "ASFD." At March 27, 1998, the Company had 49 holders of record of Common Stock.

         The following table sets forth the high and low bid quotations per share of Common Stock for the periods indicated.

                                                        PRICE RANGE OF
                                                         COMMON STOCK
                                                     ---------------------
                                                        HIGH         LOW
                                                        ----         ---
 Fiscal 1997
   Third Quarter (from September 2, 1997)  . . .     $  12 3/8       $  9
   Fourth Quarter  . . . . . . . . . . . . . . .        13 5/8          9

         Dividend Policy. The Company has never paid cash dividends on its Common Stock and does not intend to pay cash dividends on the Common Stock in the foreseeable future. The Company currently intends to retain its cash for the continued development of its business. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

         The Company's long-term debt agreements contain covenants, including minimum tangible net worth and maximum debt-to-equity covenants, that have the effect of restricting the amount of dividends paid on capital stock. Under the most restrictive of these covenants, as of December 31, 1997, the Company would have been permitted to pay dividends of up to $377,644 in the aggregate. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Recent Sales of Unregistered Securities. In 1994, Herman L. Graffunder and Samuel E. Hillin, Jr. received grants of 85,000 and 51,000 shares of Common Stock, respectively. These grants were made in connection with the commencement of employment with the Company by Mr. Graffunder and Mr. Hillin and were subject to forfeiture restrictions lapsing over a four-year period. The forfeiture restrictions expired upon the consummation of the Initial Public Offering on September 2, 1997. No cash consideration was received by the Company in connection with these grants, which were exempt from registration under the Securities Act because no sale of securities was involved within the meaning of the Securities Act.

         In connection with the Company's acquisition of Sauces Unlimited on October 29, 1997, Lawrence L. Amstutz was issued warrants to purchase 39,216 shares of Common Stock at the purchase price of $11.125 per share, subject to customary adjustments, at any time prior to October 30, 2001. Also in connection with the Company's acquisition of Sauces Unlimited, Barry L. Brock was issued warrants to purchase 784 shares of Common Stock at the purchase price of $11.125 per share, subject to customary adjustments, at any time prior to October 30, 2001. These warrants were issued by the Company as part of the purchase price for Sauces Unlimited. Because the warrants were issued in a transaction not involving a public offering, they were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

         In connection with the Company's acquisition of Tortilla King on January 9, 1998, 120,313 shares of Common Stock were issued to Saragosa Bazan, Jr. and 120,313 shares of Common Stock were issued to Lydia E. Bazan. These shares of Common Stock were issued by the Company as part of the purchase price for Tortilla King, and the Company received no cash consideration in connection with their issuance. Because these shares of Common Stock were issued in a transaction not involving a public offering, they were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

         Upon consummation of the Initial Public Offering, Shansby Partners, L.L.C., an affiliate of The Shansby Group ("Shansby Partners"), received a five-year warrant to acquire 350,000 shares of Common Stock at an exercise price of $8.00 per share, subject to customary adjustments (the "IPO Warrant"). The IPO Warrant may not be exercised until September 3, 1998 and expires on September 3, 2002. In connection with the Company's acquisition of La Monita on September 30, 1997, Shansby Partners received a five-year warrant to acquire 30,000 shares of Common Stock at an exercise price of $10.5875 per share, subject to customary adjustments (the "La Monita Warrant"). The La Monita Warrant is exercisable at any time on or prior to September 30, 2002. In connection with the Company's acquisition of Sauces Unlimited on October 29, 1997, Shansby Partners received a five-year warrant to acquire 30,000 shares of Common Stock at an exercise price of $10.45 per share, subject to customary adjustments (the "Sauces Unlimited Warrant"). The Sauces Unlimited Warrant is exercisable at any time on or prior to October 29, 2002. In connection with the Company's acquisition of Tortilla King on January 9, 1998, Shansby Partners received a five-year warrant to acquire 30,000 shares of Common Stock at an exercise price of $12.5125 per share, subject to customary adjustments (the "Tortilla King Warrant"). The Tortilla King Warrant is exercisable at any time on or prior to January 9, 2003. The Company received no cash consideration from Shansby Partners for any of the foregoing Warrants, which were issued to Shansby Partners in connection with financial advisory services it provided to the Company. Because each of the Warrants was issued in a transaction not involving a public offering, they were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

         For a discussion of the use of proceeds from the Initial Public Offering, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth certain financial data for the Company as of the dates and for the periods indicated. The financial data of the Company as of and for the years ended December 31, 1994 and 1995 set forth below have been derived from financial statements audited by Rylander, Clay & Opitz, L.L.P., independent auditors. The financial data of the Company as of and for the years ended December 31, 1996 and 1997 set forth below have been derived from financial statements audited by McGladrey & Pullen, LLP, independent auditors. The selected financial data of the Company as of and for the periods ended July 31, 1993 and December 31, 1993 are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring accruals necessary for a fair presentation, have been made. The selected financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Financial Statements and the Notes related thereto included elsewhere in this Annual Report.

                                                          FIVE
                                                         MONTHS
                                        YEAR ENDED        ENDED                   YEARS ENDED DECEMBER 31,
                                         JULY 31,      DECEMBER 31,  -----------------------------------------------
                                           1993          1993(1)      1994         1995          1996         1997
                                         -------         ------      -------      -------       -------      -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  STATEMENTS OF OPERATIONS DATA:
  Net sales . . . . . . . . . . . . .    $20,328         $8,113      $19,637      $21,028       $21,198      $37,203
  Cost of sales   . . . . . . . . . .     14,974          5,466       13,213       14,266        14,081       22,328
                                         -------         ------      -------      -------       -------      -------
    Gross profit  . . . . . . . . . .      5,354          2,647        6,424        6,762         7,117       14,875
  Operating expenses  . . . . . . . .      8,511          3,304        7,210        6,940         6,768       15,260
                                         -------         ------      -------      -------       -------      -------
    Income (loss) from
     operations . . . . . . . . . . .     (3,157)          (657)        (786)        (178)          349         (385)
                                         -------         ------      -------      -------       -------      -------

  Other income (expense)
  Interest expense  . . . . . . . . .       (218)           (98)        (161)        (219)         (328)        (507)
  Interest income . . . . . . . . . .         --             --           --           62             2           --
  Gain (loss) on disposal of
    property and equipment  . . . . .       (514)            --          (38)        (192)          (22)          --
  Other, net  . . . . . . . . . . . .         --             --           --          --             --           27
                                         -------         ------      -------      -------       -------      -------
                                            (732)           (98)        (199)        (349)         (348)        (480)
                                         -------         ------      -------      -------       -------      -------
    Income (loss) before income
      taxes . . . . . . . . . . . . .     (3,889)          (755)        (985)        (527)            1         (865)
  Income tax expense (benefit)  . . .       (520)            --           --           --            --         (302)
                                         -------         ------      -------      -------       -------      -------
    Net income (loss) . . . . . . . .    $(3,369)         $(755)       $(985)       $(527)           $1        $(563)
                                         =======         ======      =======      =======       =======      =======
  Basic and diluted earnings (loss)
    per share . . . . . . . . . . . .     $(2.15)        $(0.48)      $(0.59)      $(0.31)        $0.00       $(0.15)
  Weighted average number of
    common shares outstanding . . . .      1,564          1,564        1,680        1,700         1,700        3,693

                                                                              AS OF DECEMBER 31,
                                        AS OF JULY 31,    --------------------------------------------------------
                                            1993          1993         1994         1995         1996         1997
                                            ----          ----         ----         ----         ----         ----
  BALANCE SHEET DATA:
  Cash and cash equivalents . . . .            $--         $238         $237           $9          $200         $363
  Working capital (deficit) . . . .         (2,289)        (139)         (44)      (1,499)       (1,557)      11,949
  Total assets  . . . . . . . . . .          6,630        7,436        5,946        7,132         7,089       58,780
  Notes payable to bank . . . . . .          1,551        1,418          639          751         1,319        1,706
  Long-term debt                             1,528        1,513          949        1,249           920        7,420
  Shareholders' equity  . . . . . .            260        1,859        2,175        2,048         2,049       40,450

---------------
(1) Represents a five month period. At December 31, 1993, the Company changed its fiscal year end from July 31 to December 31.

(2) The Company adopted FASB Statement No. 128 for the year ended December 31, 1997, and as required restated all per share information for the prior years to conform to the Statement. Because the Company incurred a loss in 1997 and there were no common stock equivalents outstanding in any year other than 1997, basic and diluted loss per share amounts are the same in each period presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

HISTORICAL INFORMATION

                        AUTHENTIC SPECIALTY FOODS, INC.

OVERVIEW

         Following the Company's acquisition in early 1992 by The Shansby Group, a buyout firm based in San Francisco that specializes in acquiring and improving branded consumer product companies, Calidad executed a number of initiatives to improve its operations and infrastructure. As a result of these initiatives and the Initial Public Offering in September 1997, the Company has grown internally and has taken advantage of acquisition opportunities in the highly fragmented Mexican food industry. Immediately following the Initial Public Offering, the Company acquired La Victoria. Since the consummation of the Initial Public Offering and the acquisition of La Victoria, the Company has made three other significant acquisitions: La Monita, Sauces Unlimited and Tortilla King.

         When The Shansby Group acquired the Company in 1992, Calidad had two facilities, a manufacturing facility in Ft. Worth and a distribution facility in Rendon, Texas. In December 1992, Calidad relocated its distribution facility, vehicle fleet and warehouse hub from the small, inefficient Rendon facility to a 50,000 square foot facility in Grand Prairie, Texas. However, because of capital constraints, Calidad was unable to relocate its manufacturing facility at that time. The increased warehouse space and centralized distribution capabilities enabled Calidad to increase its line of Mexican food products and inventory and to expand its customer base within the Dallas/Ft. Worth area. In order to manage its growing DSD sales route system more efficiently, Calidad computerized its invoicing process by installing a system utilizing hand-held computers on substantially all of its DSD routes.
As a result of Calidad's implementation of this system, as well as increases in management staffing and benefit levels, increases in facility expenses from the new distribution facility and the addition of a new fleet of vehicles, Calidad experienced an overall increase in distribution and operating expenses.

         As Calidad continued its growth, it became apparent in 1994 that its 20,000 square foot manufacturing facility in Ft. Worth was constraining Calidad's ability to expand production. In August 1995, Calidad began to consolidate its manufacturing, warehouse and office space into a modern 70,000 square foot location in Grand Prairie, Texas. This consolidation was completed in January 1996. In November 1995, in conjunction with Calidad's relocation to the new facility, Calidad acquired the tortilla and tortilla chip business of El Paco Foods, Inc., a Dallas/Ft. Worth area tortilla and tortilla chip producer ("El Paco"). The primary purpose of the El Paco acquisition was to acquire additional tortilla chip and flour tortilla manufacturing equipment, which enabled Calidad to expand its manufacturing capacity. Calidad moved El Paco's production and processing equipment to Calidad's Grand Prairie facility and began servicing El Paco's customer base of small distributors and food service outlets.

         In June 1997, the Company changed its name from "Calidad Foods, Inc." to "Authentic Speciality Foods, Inc." The Company acquired La Victoria on September 2, 1997 immediately following the consummation of the Initial Public Offering. On September 30, 1997, the Company acquired La Monita, a manufacturer of tortillas located in Houston, Texas. On October 30, 1997, the Company acquired Sauces Unlimited, a manufacturer of Mexican sauces and salsas located in San Antonio, Texas. On January 9, 1998, the Company acquired Tortilla King, a manufacturer of tortillas based in Victoria, Texas.

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the Selected Financial Data, and the historical financial statements of the Company and the Notes related thereto, which appear elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain historical financial data for the Company as a percentage of net sales:

                                                             Percentage of Net Sales
                                     ---------------------------------------------------------------------
                                                                                      Three Months Ended
                                              Years Ended December 31,                    December 31,
                                     -----------------------------------------      ----------------------
                                        1995            1996           1997           1996           1997
                                     ----------       --------      ----------      --------       -------
STATEMENT OF OPERATIONS DATA:
Net sales . . . . . . . . . . . . . .     100.0 %        100.0 %         100.0 %       100.0  %      100.0 %
Cost of goods sold  . . . . . . . . .      67.8           66.4            60.0          67.4          56.6
                                     ----------       --------      ----------      --------       -------
         Gross margin . . . . . . . .      32.2           33.6            40.0          32.6          43.4
Operating expenses  . . . . . . . . .      33.0           31.9            41.0          33.6          50.3
                                     ----------       --------      ----------      ---------        -----
         Income from operations . . .      (0.8)           1.7            (1.0)         (1.0)         (6.9)
Other expenses, net . . . . . . . . .       1.7            1.6             1.3           1.5           1.1
                                     ----------       --------      ----------      --------       -------
         Income (loss) before taxes .      (2.5)           0.1            (2.3)         (2.5)         (8.0)
Provision (benefit) for income taxes        0.0            0.0            (0.8)         (0.9)         (2.9)
                                      ---------       --------      ----------      ---------      --------
         Net income (loss)  . . . . .     (2.5) %          0.1 %          (1.5) %       (1.6)  %      (5.1) %
                                     ==========       ========      ===========     =========      ========

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997

         Authentic Speciality Foods acquired La Victoria effective upon the closing of the Initial Public Offering on September 2, 1997, and acquired the assets of La Monita on September 30, 1997. Accordingly, three months of operations for La Victoria and La Monita are included in the Company's actual results for the three months ended December 31, 1997. Sauces Unlimited was acquired on October 30, 1997. Two months of its operations are therefore included in the Company's actual results for the three months ended December 31, 1997.

         Net Sales. Net sales consist of gross sales less the amount of discounts, returns and allowances. Net sales for the three months ended December 31, 1997 were $17,860,000 compared to $5,468,000 for the three months ended December 31, 1996, an increase of $12,392,000, or 226.6%. Of this improvement, $12,324,000 was attributable to sales for La Victoria, La Monita and Sauces Unlimited. These companies were all acquired in 1997 and therefore were not included in 1996 results. The remainder of the increase in net sales resulted from additional Calidad meat and cheese distribution in the Dallas/Ft. Worth market and increased sales in the outlying markets of Arkansas and Louisiana.

         Cost of Sales and Gross Margin. Cost of sales consists primarily of labor, raw materials and overhead used in the production of the products manufactured by the Company. The Company also incurs costs to purchase various products (such as meats, cheeses, sweetbread and shelf-stable products) that have been manufactured by third parties for distribution through the Company's DSD operations in Texas as well as selected shelf-stable products distributed by La Victoria through its warehouse delivery system. Gross margin for the three months ended December 31, 1997 was $7,755,000 compared to $1,782,000 for the three months ended December 31, 1996, an increase of $5,973,000, or 335.2%. As a percentage of net sales, gross margin increased from 32.6% for the three months ended December 31, 1996 to 43.4% for the three months ended December 31, 1997. The increase in gross margin was attributable to increased sales levels at Calidad, as well as sales at La Victoria, La Monita and Sauces Unlimited that were realized in 1997 but not included in 1996 results. The increase in gross margin as a percentage of net sales was due to the higher gross margin percentage experienced by La Victoria's operations relative to the margin historically experienced by Calidad. Calidad's sales mix includes high margin categories such as tortillas and tortilla chips, as well as lower margin items including meats, cheeses and shelf-stable products.

         Operating Expenses. Operating expenses consist primarily of commissions, promotional expenses and advertising, sales and administrative salaries, fleet expenses and general overhead. Operating expenses for the three months ended December 31, 1997 were $8,981,000 compared to $1,837,000 for the three months ended December 31, 1996, an increase of $7,144,000, or 388.9%. As a percentage of net sales, operating expenses increased from 33.6% for the three months ended December 31, 1996 to 50.3% for the three months ended December 31, 1997. The increase in operating expenses was primarily due to higher transportation expenses to new markets (Arkansas and Louisiana) served by Calidad, the increased administrative costs involved in operating as a public company, operating expenses incurred by La Victoria, La Monita and Sauces Unlimited subsequent to their acquisitions and a $2,915,000 payment to Robert Tanklage, the former Chief Executive Officer of La Victoria in connection with the termination of his employment agreement. Excluding the payment to Mr. Tanklage, operating expenses for the three months ended December 31, 1997 were $6,066,000, or 34.0% of net sales, which would have represented only a slight increase over the prior year's fourth quarter.

         Other Expenses. Other expenses consist primarily of interest expense, interest income and gain or loss on the disposal of property and equipment. Other expenses for the three months ended December 31, 1997 were $207,000 compared to $81,000 for the three months ended December 31, 1996, an increase of $126,000, or 155.6%. As a percentage of net sales, other expenses decreased from 1.5% for the three months ended December 31, 1996 to 1.1% for the three months ended December 31, 1997. The increase was attributable to interest expense associated with capital leases at La Victoria, partially offset by lower interest expense due to the repayment of Calidad debt with the proceeds from the Initial Public Offering.

         Taxes. The tax benefit for the three months ended December 31, 1997 was $529,000 compared to a tax benefit of $46,000 for the three months ended December 31, 1996, an increase of $483,000. This increase in the benefit was primarily attributable to the increase in the loss for the three months ended December 31, 1997 compared to the three months ended December 31, 1996.

         Net Income. For the reasons described above, the net loss for the three months ended December 31, 1997 was $904,000 compared to a net loss of $90,000 for the three months ended December 31, 1996. This resulted in an increased net loss of $814,000, or 904.4%, compared to 1996. As a percentage of net sales, the net loss increased from 1.6% for the three months ended December 31, 1996 to 5.1% for the three months ended December 31, 1997. Excluding the $1,771,000 after-tax effect of the termination payment to Mr. Tanklage discussed under "Operating Expenses" above, the Company recorded a net income of $867,000, or 4.9%, as a percentage of net sales for the three months ended December 31, 1997.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND 1997

         The Company acquired La Victoria effective upon the closing of the Initial Public Offering on September 2, 1997. Certain assets of La Monita were purchased on September 30, 1997. Sauces Unlimited was acquired on October 30, 1997. Four months of La Victoria's operations, three months of La Monita's operations and two months of Sauces Unlimited's operations are therefore included in the Company's actual results for the year ended December 31, 1997.

         Net Sales. Net sales for the year ended December 31, 1997 were $37,203,000 compared to $21,198,000 for the year ended December 31, 1996, an increase of $16,005,000, or 75.5%. Of this improvement, $15,289,000 was attributable to sales at La Victoria, La Monita and Sauces Unlimited subsequent to their acquisitions. Each of these companies were acquired in 1997 and therefore were not included in 1996 results. The remainder of the sales increase resulted from additional Calidad meat and cheese distribution in the Dallas/Ft. Worth market and increased sales in the outlying markets of Arkansas and Louisiana.

         Cost of Sales and Gross Margin. Gross margin for the year ended December 31, 1997 was $14,875,000 compared to $7,117,000 for the year ended December 31, 1996, an increase of $7,758,000, or 109.0%. As a percentage of net sales, gross margin increased from 33.6% for the year ended December 31, 1996 to 40.0% for the year ended

December 31, 1997. The increase in gross margin was attributable to increased sales levels at Calidad as well as to sales at La Victoria, La Monita and Sauces Unlimited subsequent to their acquisition dates. The increase in gross margin as a percentage of net sales was due to the higher gross margin percentage experienced by La Victoria's operations relative to the margin historically experienced by Calidad. Calidad's sales mix includes higher margin categories such as tortillas and tortilla chips, as well as lower margin items including meats, cheeses and shelf-stable products.

         Operating Expenses. Operating expenses for the year ended December 31, 1997 were $15,260,000 compared to $6,768,000 for the year ended December 31, 1996, an increase of $8,492,000, or 125.5%. As a percentage of net sales, operating expenses increased from 31.9% for the year ended December 31, 1996 to 41.0% for the year ended December 31, 1997. The increase in operating expenses was primarily due to higher transportation costs to new markets (Arkansas and Louisiana) served by Calidad, the increased administrative costs involved in operating as a public company, operating expenses incurred by La Victoria, La Monita and Sauces Unlimited subsequent to their acquisitions and a $2,915,000 payment to Robert Tanklage, the former Chief Executive Officer of La Victoria in connection with the termination of his employment agreement. These increases in operating expenses were partially offset by a $242,000 decrease in non-compete and consulting payments to two former shareholders that were incurred in 1996 but not in 1997. Excluding the payment to Mr. Tanklage, operating expenses for the year ended December 31, 1997 were $12,345,000, or 33.2% as a percentage of net sales.

         Other Expenses. Other expenses for the year ended December 31, 1997 were $480,000 as compared to $348,000 for the year ended December 31, 1996, an increase of $132,000, or 37.9%. As a percentage of net sales, other expenses decreased from 1.6% for the year ended December 31, 1996 to 1.3% for the year ended December 31, 1997. The increase in other expenses was attributable to interest expense associated with capital leases at La Victoria, partially offset by lower interest expense due to the repayment of Calidad debt with the proceeds of the Initial Public Offering. Additionally, the Company realized a gain of $27,000 from the sale of equipment in 1997 compared to a loss of $22,000 that was incurred in 1996.

         Taxes. The Company had an income tax benefit of $302,000 for the year ended December 31, 1997 compared to no income tax benefit or expense for the year ended December 31, 1996. The tax benefit for the year ended December 31, 1997 was the result, in part, of the loss generated in 1997. Additionally, for the year ended December 31, 1997, as a result of the acquisitions, the Company now believes that it is more likely than not the Company will have sufficient taxable income in the future to fully realize the net deferred taxes that had previously been fully reserved. Accordingly, the Company eliminated the valuation allowance recorded on these net deferred assets. A portion of those deferred taxes had been generated before the Company's quasi-reorganization and pursuant to Staff Accounting Bulletin 86, were recorded as a direct addition to additional paid-in capital.

         Net Income. For the reasons described above, the net loss for the year ended December 31, 1997 was $563,000 compared to a net income of $1,000 for the year ended December 31, 1996, a decrease of $564,000. The net loss for the year ended December 31, 1997 was 1.5% as a percentage of net sales. Excluding the $1,771,000 after-tax effect of the termination payment to Mr. Tanklage discussed under "Operating Expenses" above, the Company realized a net income of $1,208,000, or 3.2% as a percentage of net sales for the year ended December 31, 1997.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1996

         Calidad's sales growth was historically limited by its production capacity. Since the relocation of Calidad's manufacturing facility in January 1996, significant new grocery store accounts were added to the customer base, including Save-A-Lot, Western Family Foods and Brookshire Brothers. Calidad has experienced steady growth in net sales, driven by extended route coverage in North Texas (including the Dallas/Ft. Worth metroplex), as well as expanded distribution into San Antonio, Texas and into Oklahoma, Louisiana and Arkansas.

         Net Sales. Net sales for 1996 were $21,198,000 compared to $21,028,000 for 1995, an increase of $170,000, or 0.8%. Net sales were flat because net sales for 1995 included a substantial amount of sales of shelf-stable products to Minyard Foods, which were discontinued in 1996. Accordingly, these low margin sales of shelf-stable products to Minyard Foods accounted for approximately $86,000 of Calidad's net sales in 1996, compared to $2,864,000 in 1995.

However, the discontinuation of these sales did not adversely affect Calidad's relationship with Minyard Foods. In fact, net sales to Minyard Foods in 1996, exclusive of shelf-stable products, increased by $777,000, or 15.6%, over 1995 net sales.

         If sales of shelf-stable products to Minyard Foods are disregarded, Calidad's net sales increased by $2,948,000, or 16.2%, from $18,164,000 in 1995 to $21,112,000 in 1996. Of this improvement, $2,018,000, or 68.5%, was attributable to sales of manufactured products (e.g., tortillas, tortilla chips and spices), of which approximately $741,000 resulted from the El Paco acquisition. Approximately $761,000, or 25.8%, of the increase in net sales was generated from increased sales of products manufactured by third parties (e.g., meats and cheeses).

         Costs of Sales and Gross Margin. The gross margins on products manufactured by Calidad, such as tortillas and tortilla chips, have improved on a year-to-year basis because of increased efficiencies from the new manufacturing facility, as well as Calidad's emphasis on sales of manufactured products in 1996. Most increases in raw material costs have traditionally been recovered through price increases to Calidad's customers.

         Gross margin for 1996 was $7,117,000 compared to $6,762,000 for 1995, an increase of $355,000, or 5.2%. As a percentage of net sales, gross margin increased from 32.2% in 1995 to 33.6% in 1996. The improvement in gross margin was primarily attributable to the increase in sales of higher margin manufactured products, combined with the discontinuation of low margin sales of shelf-stable products to Minyard Foods, as described above. Gross margin achieved on sales of products manufactured by Calidad has historically been greater than the gross margin achieved on sales of products manufactured by third parties. Accordingly, increased sales of manufactured products have a greater impact on the overall gross margin of Calidad. Gross margin for 1996 also benefitted from improved manufacturing efficiencies that resulted from the plant relocation and modernization.

         Operating Expenses. Operating expenses for 1996 were $6,768,000 compared to $6,940,000 in 1995, a decrease of $172,000, or 2.5%. As a percentage of net sales, operating expenses declined from 33.0% in 1995 to 31.9% in 1996. The decrease in operating costs was primarily attributable to relocation expenses incurred in 1995 of approximately $337,000 and $58,000 of long-haul transportation savings realized in 1996. These expense reductions were partially offset by nonrecurring 1996 consulting and non-compete payments to former shareholders and professional fees totaling $113,000 and an increase of $101,000 in distributor commissions attributable to higher sales of manufactured products.

         Calidad expects that operating expenses will increase in absolute amounts due, in part, to periodic reporting and compliance requirements associated with being a public company, although such expenses vary as a percentage of net sales. Additionally, Calidad expects that operating expenses will increase in absolute amounts as a result of the implementation of its acquisition strategy.

         Other Expenses. Other expenses for 1996 were $348,000 compared to $349,000 for 1995, a decrease of $1,000, or 0.3%. As a percentage of net sales, other expenses decreased from 1.7% in 1995 to 1.6% in 1996. Interest expense for 1996 was $328,000 compared to $219,000 for 1995, an increase of $109,000, or 49.8%. The increase in interest expense was due to interest on the Term Loan and debt incurred with the El Paco acquisition, which were used to partially finance Calidad's plant relocation and modernization. See "--Liquidity and Capital Resources." Other expenses also included a loss on the disposal of property and equipment of $22,000 in 1996 compared to a loss of $192,000 in 1995. Both of these losses resulted from the plant relocation and modification. In addition, in 1995, interest income consisted primarily of $51,000 of interest income received on a federal tax refund.

         Taxes. Because the Company's deferred tax assets were fully reserved by a valuation allowance, no provision for income taxes was recorded in 1995 or 1996. In addition, no taxable income was generated in 1996 that would require an adjustment to additional paid-in capital pursuant to Staff Accounting Bulletin No. 86.

         Net Income. For the reasons described above, net income for 1996 was $1,000 compared to a net loss of $527,000 for 1995, an improvement of $528,000. As a percentage of net sales, net income improved from a loss of 2.5% in 1995 to a profit of 0.1% in 1996.

                 DISCUSSION OF PRO FORMA FINANCIAL STATEMENTS

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997

        The Company acquired La Victoria effective immediately following the closing of the Initial Public Offering on September 2, 1997. Accordingly, only four months of La Victoria's operations are included in the Company's actual results for the year ended December 31, 1997, and no La Victoria operations are included in the actual results for the year ended December 31, 1996. Because the acquisition of La Victoria was presented as an integral part of the Initial Public Offering and due to the material level of La Victoria's annual sales relative to that of the Company's, the Company believes that it would be beneficial to include a discussion of the Company's consolidated pro forma results. This pro forma discussion should be read in conjunction with the supplementary table presented below. Because of their relative immateriality during 1997 to the overall Company in terms of net sales and net income for 1997, La Monita and Sauces Unlimited are not presented on a pro forma basis for 1996 or 1997.


                                                Three Months Ended     Twelve Months Ended
                                                  December 31,             December 31,
                                              --------------------     ---------------------
                                                1997         1996        1997         1996
                                              -------       ------     -------       -------
                                                              (In thousands)
Net Sales                                     $17,860      $15,163     $63,451      $59,347
Cost Of Sales                                  10,105        8,563      34,988       33,480
                                              -------      -------     -------      -------

Gross Margin                                    7,755        6,600      28,463       25,867

Selling, General & Administrative               6,066        5,737      24,027       23,051
One-Time La Victoria Charge                     2,915            0       2,915            0
                                              -------       ------     -------      -------
Income from Operations                         (1,226)         863       1,521        2,816
Interest, net                                     206          235         754        1,002
(Gain) Loss on Disposal Of
  Property and Equipment                            1            0           0           70
                                              -------       ------     -------      -------
Income Before Income Taxes                     (1,433)         628         767        1,744
Income Tax Expense (Benefit)                     (529)         354         484          871
                                              -------       ------     -------      -------
Net Income (Loss)                             $  (904)      $  274     $   283      $   873
                                              =======       ======     =======      =======


         Net Sales. Net sales for the three months ended December 31, 1997 were $17,860,000 compared to $15,163,000 for the three months ended December 31, 1996, an increase of $2,697,000, or 17.8%. This increase was attributable to $2,067,000 in net sales at La Monita and Sauces Unlimited, offset by a $370,000 decrease in net sales at La Victoria and Calidad. Most of this decrease was due to the elimination of non-accretive promotional activity at La Victoria.

         Cost of Sales and Gross Margin. Gross margin for the three months ended December 31, 1997 was $7,755,000 compared to $6,600,000 for the three months ended December 31, 1996, an increase of $1,155,000, or 17.5%. As a percentage of net sales, gross margin decreased from 43.5% for the three months ended December 31, 1996 to 43.4% for the three months ended December 31, 1997. The increased gross margin was attributable to sales at La Monita and Sauces Unlimited subsequent to their acquisitions and an increase in Calidad net sales. Despite lower sales, La Victoria experienced an increase in gross margin due to a continued emphasis on cost controls and efficiencies.

         Operating Expenses. Operating expenses for the three months ended December 31, 1997 were $8,981,000 compared to $5,737,000 for the three months ended December 31, 1996, an increase of $3,244,000, or 56.5%. As a percentage of net sales, operating expenses increased from 37.8% for the three months ended December 31, 1996 to 50.3% for the three months ended December 31, 1997. This increase was primarily due to operating expenses incurred by La Monita and Sauces Unlimited subsequent to their acquisitions, the $2,915,000 contract termination payment to Robert Tanklage, La Victoria's former Chief Executive Officer, higher transportation expenses to new markets (Arkansas and Louisiana) served by Calidad and the increased administrative costs of operating as a public company. These expense increases were partially offset by lower advertising and promotional expenses at La Victoria and a $98,000 decrease in non-compete and consulting payments to two former shareholders of El Paso that was incurred in 1996 but not in 1997. Excluding the payment to Mr. Tanklage, pro forma operating expenses for the three months ended December 31, 1997 were $6,066,000, or 34.0% as a percentage of net sales.

         Other Expenses. Other expenses for the three months ended December 31, 1997 were $207,000 compared to $235,000 for the three months ended December 31, 1996, a decrease of $28,000, or 11.9%. As a percentage of net sales, other expenses decreased from 1.5% for the three months ended December 31, 1996 to 1.2% for the three months ended December 31, 1997. The decrease was due to reduced working capital borrowings and a lower term debt balance at La Victoria.

         Taxes. The tax benefit for the three months ended December 31, 1997 was $529,000 compared to tax expense of $354,000 for the three months ended December 31, 1996, a change of $883,000. This increase in the benefit was primarily attributable to the loss for the three months ended December 31, 1997 whereas for the three months ended December 31, 1996 the Company had income before income taxes of $628,000.

         Net Income. For the reasons described above, the Company incurred a net loss of $904,000 for the three months ended December 31, 1997 compared to a net income of $274,000 for the three months ended December 31, 1996, a decrease of $1,178,000, or 429.9%. The net loss for the three months ended December 31, 1997 was 5.1% as a percentage of net sales compared to a net income of 1.8% for the three months ended December 31, 1996. Excluding the $1,771,000 after-tax effect of the termination payment to Mr. Tanklage discussed under "Operating Expenses" above, the Company realized a net income of $867,000, or 4.9% of net sales for the three months ended December 31, 1997.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND 1997

         Net sales. Net sales for the year ended December 31, 1997 were $63,451,000 compared to $59,347,000 for the year ended December 31, 1996, an increase of $4,104,000, or 6.9%. Of this increase, $3,067,000 was attributable to sales at La Monita and Sauces Unlimited subsequent to their acquisitions, while Calidad experienced a $716,000 sales increase due to additional meat and cheese distribution in the Dallas/Ft. Worth market and increased sales in the outlying markets of Arkansas and Louisiana, offset by the loss of the Hudson Foods and Pepperidge Farms dock business. The remainder of the net sales increase occurred in the third quarter at La Victoria and was largely attributable to more effective use of in-store promotions and advertising expenditures. The third quarter increase was partially offset by lower sales levels in the first six and last three months of 1997 at La Victoria. The lower sales for the first six months of 1997 was due to the withdrawal from certain less profitable markets in the eastern and central United States.

         Cost of Sales and Gross Margin. Gross margin for the year ended December 31, 1997 was $28,463,000 compared to $25,867,000 for the year ended December 31, 1996, an increase of $2,596,000, or 10.0%. As a percentage of net sales, gross margin increased from 43.6% for the year ended December 31, 1996 to 44.9% for the year ended December 31, 1997. The increase in gross margin was attributable to the increased sales as compared to 1996 and improved manufacturing efficiencies due to cost controls at La Victoria.

         Operating Expenses. Operating expenses for the year ended December 31, 1997 were $26,942,000 compared to $23,051,000 for the year ended December 31, 1996, an increase of $3,891,000, or 16.9%. As a percentage of net sales, operating expenses increased from 38.8% for the year ended December 31, 1996 to 42.5% for the year ended December 31, 1997. The increase in operating expenses was due to higher transportation costs to new markets (Arkansas and Louisiana) served by Calidad, the increased administrative costs of operating as a public company, a $2,915,000 contract termination payment to Mr. Tanklage and operating expenses incurred by La Monita and Sauces Unlimited subsequent to their acquisitions. The expense increases were offset by a $242,000 decrease in non-compete and consulting payments to two former shareholders that were incurred in 1996 but not in 1997. Excluding the payment to Mr. Tanklage, operating expenses for the year ended December 31, 1997 were $24,027,000, or 37.9% as a percentage of net sales.

         Other Expenses. Other expenses for the year ended December 31, 1997 were $754,000 compared to $1,072,000 for the year ended December 31, 1996, a decrease of $318,000, or 29.7%. As a percentage of net sales, other expenses decreased from 1.8% for the year ended December 31, 1996 to 1.2% for the year ended December 31, 1997. The decrease was due to reduced working capital borrowings and lower term debt balance at La Victoria, interest income generated by funds raised from the Initial Public Offering and a $70,000 write-off of equipment that was incurred in 1996 but not in 1997.

         Taxes. The Company had income tax expense of $484,000 for the year ended December 31, 1997 compared to income tax expense of $871,000 for the year ended December 31, 1996, a decrease of $387,000. The decrease in tax expense was primarily the result of lower taxable income for the year ended December 31, 1997 compared to the year ended December 31, 1996.

         Net Income. For the reasons described above, pro forma net income for the year ended December 31, 1997 was $283,000 compared to $873,000 for the year ended December 31, 1996, a decrease of $590,000, or 67.6%. As a percentage of net sales, net income decreased from 1.5% for the year ended December 31, 1996 to 0.4% for the year ended December 31, 1997. Excluding the $1,771,000 after-tax effect of the termination payment to Mr. Tanklage discussed under "Operating Expenses" above, the Company realized a net income of $2,054,000, or 3.2% as a percentage of net sales for the year ended December 31, 1997.

VARIABILITY IN QUARTERLY OPERATING RESULTS; SEASONALITY

         The Company has experienced a minimal degree of seasonality over the three previous years. Minor increases in tortilla, spice, meat and cheese sales normally occur during the winter months. A similar sales increase for tortilla chips and Mexican salsas and sauces is experienced during the summer months.
The Company believes that the relative inelasticity of demand for grocery products is an insulating factor again material fluctuations in the Company's sales levels. Anticipated sales gains due to product acceptance and favorable market demographics should also serve as a seasonality buffer.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's losses and restricted access to capital adversely affected the Company's ability to pursue acquisition and growth opportunities. As the net sales of the Company have grown, the Company experienced increased working capital requirements. These working capital requirements were funded largely by borrowings under asset-based working capital facilities. An initial $2,000,000 facility was funded in May 1993, with effective interest rates ranging from prime rate plus 0.75% per annum to prime rate plus 5.0% per annum as of the termination date. This facility was replaced in April 1995 by the $2,000,000 Revolving Facility with a different lender. The Revolving Facility accrued interest at prime rate plus 1.75%.

         Although The Shansby Group has provided certain funding since acquiring the Company in 1992, The Shansby Group was limited in the amount of funding it was able to provide because of constraints imposed by its investment objectives. Nevertheless, because of the Company's net losses incurred in 1994 and the decrease in the Company's available working capital facility in effect during that year, The Shansby Group made several capital infusions that totaled $1,085,000 in 1994. Furthermore, in order to fund capital expenditures, including the El Paco acquisition, that were required to relocate and modernize Calidad's plant in late 1995, The Shansby Group funded $400,000 of the $2,529,000 of these capital and other expenditures. The remaining $2,129,000 was funded with (i) $600,000 under the Term Loan, (ii) a consulting and non-compete agreement with the shareholders of El Paco under which the Company was obligated to pay $549,000 and which was treated as indebtedness for financial accounting purposes (the "El Paco Non-Compete"), (iii) a federal income tax refund of $539,000, (iv) $162,000 from the sale of surplus manufacturing equipment and (v) past due accounts receivable collections made in late 1994. The Term Loan was initially funded in November 1995, accrued interest at prime rate plus 2.0% per annum and was payable in 48 monthly principal installments of $12,500 plus interest. The Term Loan and the Revolving Facility were secured by a first lien on Calidad's equipment, inventory, accounts receivable and general intangibles. The Company used the net proceeds from the Initial Public Offering to repay all amounts outstanding under, and to terminate, the Revolving Facility and the Term Loan. In connection with the termination of the Revolving Facility, the Company paid a $20,000 termination fee and expensed deferred financing costs of $29,000. The El Paco Non-Compete is due in monthly installments of $11,667, with interest imputed at 10.0%, through November 2000.

         In connection with the acquisition of the Company by The Shansby Group in 1992, a $1 million subordinated note was issued to the former shareholder of the Company (the "Calidad Shareholder Note"). The Calidad Shareholder Note was originally scheduled to mature on March 26, 1997. Because of funding constraints on the Company, the former shareholder agreed to extend the note for an additional two years to March 26, 1999. Interest on this note was increased from 8.0% per annum to 10.5% per annum. The Company used a portion of the net proceeds from the Initial Public Offering to repay the Calidad Shareholder Note.

     Working capital at December 31, 1997 increased by approximately $13,502,000 to $11.9 million from a deficit of $1.6 million at December 31, 1996. The primary reason for the increase was the working capital acquired in connection with the Initial Public Offering and the acquisitions.

     During 1997, the Company's operating activities used cash of $1,182,000. The cash used in operations was the result of the net loss of $563,000 offset by noncash items, including depreciation, amortization, and deferred taxes, which totaled $897,000, and the net increase in working capital components of $1,516,000. The increase in working capital components was net of the effects of the acquisitions, which provided working capital of approximately $11,986,000.

     During 1997, the Company used net cash in investing activities of approximately $24,160,000 primarily as a result of the acquisitions of La Victoria, La Monita and Sauces Unlimited which, in the aggregate, used cash of approximately $23,591,000. Furthermore, approximately $11,160,000 of additional purchase price for the acquisitions was noncash. The acquisitions also had the noncash effect on investing activities by increasing property and equipment by $11,356,000, and goodwill, tradenames and trademarks by $22,407,000.

     The Company's financing activities during 1997 provided net cash of approximately $25,505,000. The company's Initial Public Offering provided net proceeds of $32,725,000 of which $5,866,000 was simultaneously used to redeem 788,500 shares of Common Stock. During 1997, the Company's line of credit increased by $387,000 and long-term debt payments totaled $1,741,000. Noncash financing activities included the long-term debt and capital lease obligations assumed in connection with the acquisitions of $7,002,000, as well as a capital lease transaction for approximately $490,000.

         The Company estimates that normal capital expenditures for the foreseeable future will range from $500,000 to $750,000 per year.

         The Initial Public Offering was consummated on September 2, 1997 and raised $28.1 million net of underwriting discounts and offering expenses. As was contemplated in the prospectus for the Initial Public Offering, $2.5 million was utilized to retire the Company's revolving credit facility, term loan facility and a note to a former shareholder, $12 million was paid to Mr. Tanklage pursuant to the La Victoria acquisition and $5.9 million was used to repurchase 788,500 shares owned by The Shansby Group and TSG International. On September 17, 1997, the underwriters exercised their option to purchase 600,000 shares to cover over-allotments. The sale of these shares raised an additional $4.5 million, net of the underwriters' discount.

         Included in the La Victoria purchase was the assumption of a $5 million note payable to a former shareholder of that company. The offering prospectus indicated an intent to refinance this note after the Initial Public Offering, and the note was refinanced under the La Victoria credit facility described below. To provide the Company with the ability and flexibility to pursue future acquisitions, the Company executed a $10 million credit facility with Union Bank of California on October 16, 1997. This facility accrues interest at the lower of the bank's prime rate or LIBOR plus 1.50 points and requires the bank's approval for any acquisition that requires access to more than $5 million of the facility. As of December 31, 1997, approximately $8.3 million was available under this facility.

         On September 30, 1997, the Company acquired certain assets of the company doing business as La Monita Mexican Food Products, Inc. ("La Monita") in Houston, Texas and related liabilities were assumed. The $2.9 million purchase price included a $950,000 payment to the former owner of La Monita, with the remainder used to retire certain debt and fund transaction expenses. The cash payments were made with available cash reserves resulting from the Initial Public Offering.

         On October 30, 1997, the Company acquired Sauces Unlimited. The $3.0 million purchase price included a $2.4 million payment to two former shareholders, $314,000 to retire a term loan and revolving credit facility, the assumption of $207,000 in long-term debt and the issuance of warrants to purchase 40,000 shares of Common Stock. The cash payments were made with available cash reserves resulting from the Initial Public Offering.

         In December 1997, Mr. Robert C. Tanklage received a payment of $2,915,000 from the Company as a severance payment in accordance with the provisions of his employment agreement with La Victoria. This payment was funded with available cash reserves resulting from the Initial Public Offering.

         Prior to December 31, 1997, $3.6 million of the $5 million advance from Union Bank, used to pay a note to a former shareholder of La Victoria as discussed above, was liquidated using available cash reserves. After this loan payment was made, the Company had $8.3 in availability under the $10 million credit facility with Union Bank of California.

         On January 9, 1998, the Company acquired Tortilla King. The $8.3 million purchase price included a $5 million payment to the former shareholder, $2.5 million in Common Stock, $390,000 to retire term debt and $467,000 in transaction expenses. The cash outlay of $5.8 million was funded under the Company's credit facility with Union Bank of California.

         After the acquisitions referred to above, the Company had minimal cash reserves but $3.3 million of availability under its credit facility with Union Bank of California as of January 31, 1998. The Company believes that the funds available to it from internally generated funds and under its existing credit facility are sufficient to conduct its operations. However, in order to pursue its acquisition program, the Company anticipates that it will obtain an acquisition facility from one or more lending institutions. The Company has not yet obtained any commitments for such facility.

INFLATION AND CHANGES IN PRICES

         The cost of ingredients (e.g., corn flour and wheat flour) for products that Calidad manufactures rise and fall in line with their value in the commodity markets. The Company endeavors to insulate itself from wide variations in prices by entering into supply contracts on a 90- to 360-day basis. Generally, increases in raw material costs are recovered with periodic product price increases. Product pricing for products manufactured by third parties are negotiated. When price increases occur, the Company passes these increases on to the retailer.

FORWARD-LOOKING INFORMATION

         Information included in this Annual Report, including information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including projections, estimates and expectations. Those statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should one or more of these statements or their underlying assumptions prove to be incorrect, actual results could vary materially. Although the Company believes that such projections, estimates and expectations are based on reasonable assumptions, it can give no assurance that such projections, estimates and expectations will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include economic developments, federal and state regulatory developments, conditions of the capital markets and equity markets during the periods covered by the forward-looking statements and changes in consumer consumption trends, in the demographics of the Company's primary markets and in the price of raw materials used in the Company's manufacturing of products, the ability of the Company to find appropriate acquisition candidates, the ability of the Company to negotiate and consummate acquisitions on acceptable terms and the ability of the Company to integrate the operations of acquired companies into existing operations. In addition, certain of such projections and expectations are based on historical results, which may not be indicative of future performance.

YEAR 2000

         Historically, most computer systems (including microprocessors embedded into plant equipment and other machinery) utilized software that processed transactions using two digits to represent the year of the transaction (i.e., 98 represents the year 1998). This software (including software built into embedded microprocessors) requires modification to properly process dates beyond December 31, 1999 (the "Year 2000 Issue"). The Company presently believes that the Year 2000 Issue will not have a material adverse effect on the Company's operations.

         The Company intends to initiate formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own Year 2000 Issue. However, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Based on the Company's market capitalization, the quantitative and qualitative disclosures required by Rule 305 of the Exchange Act are required for the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and, if material, will be so included.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE

Independent Auditors' Reports                                     F-2

Financial Statements

Consolidated Balance Sheets                                       F-4

Consolidated Statements of Operations                             F-5

Consolidated Statements of Shareholders' Equity                   F-6

Consolidated Statements of Cash Flows                             F-7

Notes to Consolidated Financial Statements                        F-8

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Authentic Specialty Foods, Inc.
Grand Prairie, Texas

We have audited the accompanying consolidated balance sheets of Authentic Specialty Foods, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Authentic Specialty Foods, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                McGLADREY & PULLEN, LLP


Minneapolis, Minnesota
March 17, 1998

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Authentic Specialty Foods, Inc.
    (f/k/a Calidad Foods, Inc.)
Grand Prairie, Texas

We have audited the accompanying statements of operations, shareholders' equity, and cash flows of Authentic Specialty Foods, Inc. (f/k/a Calidad Foods, Inc.) for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Authentic Specialty Foods, Inc. (f/k/a Calidad Foods, Inc.) for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


                                         RYLANDER, CLAY & OPITZ, L.L.P.


Fort Worth, Texas
March 15, 1996

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

ASSETS (NOTE 4)                                                                      1997               1996
--------------------------------------------------------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                                                 $        363,371   $         200,479
     Accounts receivable, net of allowances for doubtful accounts and market development fund of $292,000 in 1997 and
         $75,000 in 1996 (Note 8)                                                     4,859,352           1,474,753
     Inventories (Note 3)                                                            13,321,475             780,222
     Prepaid expenses                                                                   425,241             108,104
     Prepaid income taxes                                                               358,274                  --
     Deferred income taxes (Note 6)                                                     725,000                  --
                                                                               -------------------------------------
                   TOTAL CURRENT ASSETS                                              20,052,713           2,563,558
                                                                               -------------------------------------

Property and Equipment, at cost (Note 5)
     Buildings under capital lease                                                    6,025,000                  --
     Equipment                                                                        8,975,349           2,722,438
     Leasehold improvements                                                             855,311             730,975
     Fixtures                                                                           448,033             568,249
                                                                               -------------------------------------
                                                                                     16,303,693           4,021,662

     Less accumulated depreciation and amortization                                   1,724,450           1,199,125
                                                                               -------------------------------------
                                                                                     14,579,243           2,822,537
                                                                               -------------------------------------

Other Assets (Note 2)
     Trademarks and tradenames, net of accumulated amortization of
         $69,167 and $-0-, respectively                                               8,230,833                  --
     Goodwill, net of accumulated amortization of $595,267 in
         1997 and $386,379 in 1996                                                   15,813,456           1,646,667
     Other                                                                              103,810              56,376
                                                                               -------------------------------------
                                                                                     24,148,099           1,703,043
                                                                               -------------------------------------
                                                                               $     58,780,055   $       7,089,138
                                                                               =====================================

LIABILITIES AND SHAREHOLDERS' EQUITY                                                 1997               1996
--------------------------------------------------------------------------------------------------------------------
Current Liabilities
     Line of credit (Note 4)                                                   $      1,706,452   $       1,319,442
     Current portion of long-term debt                                                1,512,000             766,432
     Accounts payable                                                                 2,778,293           1,723,999
     Accrued compensation                                                               614,696                  --
     Other accrued expenses                                                           1,491,787             217,505
     Income taxes payable                                                                    --              92,739
                                                                               -------------------------------------
                   TOTAL CURRENT LIABILITIES                                          8,103,228           4,120,117
                                                                               -------------------------------------

Long-Term Debt, less current portion (Notes 4 and 5)                                  7,419,894             919,866
                                                                               -------------------------------------

Deferred Income Taxes (Note 6)                                                        2,807,000                  --
                                                                               -------------------------------------

Commitments and Contingencies (Notes 5 and 10)

Shareholders' Equity (Notes 7 and 9)
     Preferred stock, $0.01 par value; 5,000,000 shares authorized                           --                  --
     Common stock, $1.00 par value; 20,000,000 shares authorized                      7,786,500           1,700,000
     Additional paid-in capital                                                      34,737,430           1,860,152
     Accumulated deficit, since January 1, 1994                                      (2,073,997)         (1,510,997)
                                                                               -------------------------------------
                                                                                     40,449,933           2,049,155
                                                                               -------------------------------------
                                                                               $     58,780,055   $       7,089,138
                                                                               =====================================





See Notes to Consolidated Financial Statements.

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                 1997                1996               1995
--------------------------------------------------------------------------------------------------------------------
Net sales (Note 8)                                         $      37,203,363   $     21,198,408   $      21,028,390
Cost of sales                                                     22,328,287         14,081,436          14,266,056
                                                           ---------------------------------------------------------
                   GROSS MARGIN                                   14,875,076          7,116,972           6,762,334

Operating expenses:
     Selling, general, and administrative                         12,344,763          6,767,617           6,940,177
     Employment contract termination (Note 2)                      2,915,521                  -                   -
                                                           ---------------------------------------------------------
                   INCOME (LOSS) FROM OPERATIONS                    (385,208)           349,355            (177,843)
                                                           ---------------------------------------------------------

Other income (expense):
     Interest expense                                               (507,211)          (327,994)           (219,142)
     Other, net                                                       27,419            (19,994)           (130,356)
                                                           ---------------------------------------------------------
                                                                    (479,792)          (347,988)           (349,498)
                                                           ---------------------------------------------------------

                   INCOME (LOSS) BEFORE INCOME TAXES                (865,000)             1,367            (527,341)

Income tax benefit (Note 6)                                          302,000                  -                   -
                                                           ---------------------------------------------------------
                   NET INCOME (LOSS)                       $        (563,000)  $          1,367   $        (527,341)
                                                           =========================================================

Basic and diluted earnings (loss) per common share         $           (0.15)  $              -   $           (0.31)
                                                           =========================================================

Weighted-average number of common shares
     outstanding                                                   3,693,058          1,700,000           1,700,000
                                                           =========================================================

See Notes to Consolidated Financial Statements.

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                     Preferred Stock                      Common Stock
                                                                --------------------------       ------------------------------
                                                                  Shares         Amount            Shares            Amount
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                       35,814      $        358         1,700,000      $  1,700,000
   Cancellation of preferred stock                              (35,814)             (358)               --                --
   Contribution of capital                                           --                --                --                --
   Net loss                                                          --                --                --                --
                                                                ---------------------------------------------------------------
Balance, December 31, 1995                                           --                --         1,700,000         1,700,000
   Net income                                                        --                --                --                --
                                                                ---------------------------------------------------------------
Balance, December 31, 1996                                           --                --         1,700,000         1,700,000
   Sale of common stock in initial public offering,
     net of issuance costs of $1,499,473                             --                --         4,600,000         4,600,000
   Redemption of common stock (Note 2)                               --                --          (788,500)         (788,500)
   Common stock issued in connection with acquisition
     of La Victoria Foods, Inc. (Note 2)                             --                --         2,275,000         2,275,000
   Warrants for common stock issued in connection
     with acquisitions of La Monita Mexican Food
     Products and Sauces Unlimited, Inc.
     (Notes 2 and 9)                                                 --                --                --                --
   Tax benefit of net operating loss utilized (Note 7)               --                --                --                --
   Net loss                                                          --                --                --                --
                                                                ---------------------------------------------------------------
Balance, December 31, 1997                                           --      $         --         7,786,500      $  7,786,500
                                                                ===============================================================

                                                            Additional
                                                              Paid-In          Accumulated
                                                              Capital            Deficit            Total
------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                 $  1,459,794      $   (985,023)     $  2,175,129
   Cancellation of preferred stock                                  358                --                --
   Contribution of capital                                      400,000                --           400,000
   Net loss                                                          --          (527,341)         (527,341)
                                                           -------------------------------------------------
Balance, December 31, 1995                                    1,860,152        (1,512,364)        2,047,788
   Net income                                                        --             1,367             1,367
                                                           -------------------------------------------------
Balance, December 31, 1996                                    1,860,152        (1,510,997)        2,049,155
   Sale of common stock in initial public offering,
     net of issuance costs of $1,499,473                     28,124,527                --        32,724,527
   Redemption of common stock (Note 2)                       (5,077,940)               --        (5,866,440)
   Common stock issued in connection with acquisition
     of La Victoria Foods, Inc. (Note 2)                      8,693,000                --        10,968,000
   Warrants for common stock issued in connection
     with acquisitions of La Monita Mexican Food
     Products and Sauces Unlimited, Inc.
     (Notes 2 and 9)                                            192,000                --           192,000
   Tax benefit of net operating loss utilized (Note 7)          945,691                --           945,691
   Net loss                                                          --          (563,000)         (563,000)
                                                           -------------------------------------------------
Balance, December 31, 1997                                 $ 34,737,430      $ (2,073,997)     $ 40,449,933
                                                           =================================================




See Notes to Consolidated Financial Statements.

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                    1997              1996              1995
----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net income (loss)                                         $   (563,000)     $      1,367      $   (527,341)
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
         Deferred income taxes                                     (302,000)               --                --
         Depreciation                                               916,470           515,117           354,716
         Amortization                                               278,055           242,081           197,187
         Loss (gain) on disposal of property and
            equipment                                                 4,487            22,240           191,574
         Changes in assets and liabilities, net of effects
            of acquisitions:
            Receivables                                            (192,510)         (151,527)          430,565
            Inventory                                               700,441            88,516          (157,477)
            Prepaid expenses                                        126,291            26,973           (59,726)
            Accounts payable                                     (1,302,321)         (232,199)          244,740
            Accrued expenses                                       (847,883)           52,231            16,352
                                                           -----------------------------------------------------
                   NET CASH PROVIDED BY (USED IN)
                       OPERATING ACTIVITIES                      (1,181,970)          564,799           690,590
                                                           -----------------------------------------------------
Cash Flows From Investing Activities
     Purchase of property and equipment                            (620,743)         (320,988)       (1,256,552)
     Acquisition of La Victoria Foods, Inc.                     (17,529,362)               --                --
     Acquisition of other businesses                             (6,061,305)         (159,921)         (516,453)
     Change in other assets                                          51,697           (28,540)          (48,466)
                                                           -----------------------------------------------------
                   NET CASH USED IN INVESTING ACTIVITIES        (24,159,713)         (509,449)       (1,821,471)
                                                           -----------------------------------------------------


                                                                     (Continued)

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                            1997              1996              1995
--------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Increase (decrease) in line of credit                  387,010           568,509           111,664
     Borrowing (repayment) on note payable to
         officer                                                 --           (80,000)           80,000
     Proceeds of long-term debt                                  --                --           600,000
     Payments made on long-term debt                     (1,740,522)         (352,407)         (288,641)
     Net proceeds from common stock issued               32,724,527                --                --
     Redemption of common stock                          (5,866,440)               --                --
     Capital contributions                                       --                --           400,000
                                                       ------------------------------------------------
                   NET CASH PROVIDED BY FINANCING
                       ACTIVITIES                        25,504,575           136,102           903,023
                                                       ------------------------------------------------

                   INCREASE (DECREASE) IN CASH AND
                       CASH EQUIVALENTS                     162,892           191,452          (227,858)

Cash and Cash Equivalents
     Beginning                                              200,479             9,027           236,885
                                                       ------------------------------------------------
     Ending                                            $    363,371      $    200,479      $      9,027
                                                       ================================================

Supplemental Disclosures of Cash Flow Information
     Cash paid for interest                            $    524,930      $    327,994      $    219,142
     Cash paid for income taxes                             330,085                --                --
                                                       ================================================

Supplemental Schedule of Noncash Investing and
     Financing Activities (Note 2)
     Equipment acquired under capital lease            $    490,000      $         --      $         --
                                                       ================================================

See Notes to Consolidated Financial Statements.

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: Authentic Specialty Foods, Inc. and Subsidiaries (the "Company") is engaged in the manufacture, distribution, and sale of a wide variety of Mexican food products primarily to grocery stores, independent retail and wholesale food outlets, and individual retailers located primarily in the western United States and Texas.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LV Foods, L.L.C., La Victoria Foods, Inc., La Monita Mexican Food Products, Inc. and Sauces Unlimited, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and their reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION: The Company recognizes revenue upon delivery of the product to customers or distributors.

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximates the carrying amount because of the short maturity of those investments. The fair value of the short- and long-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements and approximates the fair value.

INVENTORIES: Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out ("FIFO") method.

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Depreciation and amortization: Depreciation and amortization are provided using the straight-line method based on the estimated useful lives of individual assets over the following periods:


                                                                                YEARS
                                                       -----------------------------------------------------
Fixtures and equipment                                                          3-10
Buildings under capital lease                                                    13
Leasehold improvements                                 Lesser of the term of lease or estimated useful lives
Goodwill                                                                       25-40
Trademarks and tradenames                                                        40

The Company reviews its long-lived assets, trademarks, and goodwill related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets, trademarks, and identified goodwill with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets and identified goodwill.

Goodwill not identified with impaired assets will continue to be evaluated to determine whether events or circumstances warrant a write-down or revised estimates of useful lives. The Company will determine a potential impairment by comparing the carrying value of goodwill with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the goodwill.

To date, management has determined that no impairment of long-lived assets and goodwill exists.

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

MARKET DEVELOPMENT FUND ALLOWANCE: The Company provides credits to certain customers related to specific marketing programs upon proof of the participation by the customer. All credits offered to customers are recorded at the time of performance as a credit against amounts due from the customers.

EARNINGS (LOSS) PER SHARE: The FASB has issued Statement No. 128, Earnings Per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect is antidilutive, thereby reducing the loss or increasing the income per common share.

The Company initially applied Statement No. 128 for the year ended December 31, 1997 and, as required by the statement, has restated all per share information for the prior years to conform to the statement.

During 1997, the Company granted options and warrants to employees and consultants to purchase a total of 450,000 shares of common stock at a weighted-average exercise price of $8.64. Those options and warrants were not included in the computation of diluted earnings per share because the Company incurred a loss in 1997 and their inclusion in the calculation of diluted loss per share would have an antidilutive effect. There were no common stock equivalents outstanding during the years ended December 31, 1996 and 1995. Therefore, basic and diluted earnings (loss) per share amounts are the same in each period presented.

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.   ACQUISITIONS

LA VICTORIA FOODS, INC. ACQUISITION: On September 2, 1997, pursuant to a contribution and exchange agreement, the Company completed the acquisition of the beneficial ownership of 100 percent of the capital stock of La Victoria Foods, Inc. ("La Victoria"). La Victoria is engaged in the manufacture, distribution, and sale of a variety of salsas and other Mexican sauces. La Victoria had been owned by the Tanklage family since 1947.

In April 1997, LV Foods, L.L.C. ("LV Foods") acquired a 50 percent interest in the outstanding shares of La Victoria in exchange for $5 million in cash and a $7 million note payable to the seller of the shares. LV Foods was owned 99 percent by TSG2 L.P. and TSG2 Management, L.L.C. and 1 percent by the former chairman of the Company. TSG2 L.P. and TSG2 Management, L.L.C. are affiliates of The Shansby Group ("Shansby"). Shansby, which is a related party, owned substantially all of the Company prior to September 1997 (see Note 9).

On September 2, 1997, the Company acquired the 50 percent beneficial interest in La Victoria held by Mr. Robert C. Tanklage. Mr. Tanklage received a total of $17,600,000 for his 50 percent interest comprised of $12,000,000 in cash and 875,000 shares of common stock with a fair value of $5,600,000. The Company employed Mr. Tanklage as president of La Victoria and assumed the obligation under a five-year employment contract between Mr. Tanklage and La Victoria dated May 31, 1997. On December 17, 1997, the Company terminated the employment contract of Mr. Tanklage as part of a succession plan for La Victoria. Pursuant to the terms of the contract, the Company paid Mr. Tanklage approximately $2,915,000.

Concurrent with the acquisition of Mr. Tanklage's shares, 100 percent of the ownership of LV Foods was transferred to the Company and LV Foods became a wholly-owned subsidiary of the Company.

Because the Company and LV Foods were both controlled by Shansby, the acquisition of LV Foods by the Company is a transaction between entities under common control, and accordingly, the net assets and liabilities transferred in the transaction were accounted for at historical cost in a manner similar to that in pooling of interests accounting. Accordingly, the purchase price of LV Foods is based on LV Foods' historical cost investment in La Victoria, its only asset. This amount is based on LV Foods' original investment in La Victoria of $12 million in April 1997, adjusted for net equity method adjustments.

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2. ACQUISITIONS (CONTINUED)

Purchase price components (in thousands):
Common stock issued to Mr. Tanklage                                                  $  5,600
Cash payments to Mr. Tanklage                                                          12,000
Common stock issued to Shansby and former chairman for LV Foods                         5,368
Retirement of note payable assumed                                                      5,061
Transaction expenses                                                                      468
                                                                                     --------
Total purchase price                                                                 $ 28,497
                                                                                     ========

Fair value of net assets acquired                                                      13,398
                                                                                     --------
Excess of purchase price over book value of net assets acquired                      $ 15,099
                                                                                     ========


The excess purchase price has been allocated as follows (in thousands):
Trademarks and tradenames                                                            $  8,300
Goodwill                                                                               10,277
Deferred taxes on amounts allocated to identified net assets other than goodwill       (3,478)
                                                                                     --------
                                                                                     $ 15,099
                                                                                     ========

The present value of the payments required under the capital leases with the Tanklage estate exceeded the fair value of the related real estate. Accordingly, the excess of the payments over the fair value of the real estate represents additional purchase price and has been recorded as a deferred purchase price liability (see Note 4).

ACQUISITION OF LA MONITA MEXICAN FOOD PRODUCTS, INC.: On September 30, 1997, the Company acquired the net assets of La Monita Mexican Food Products, Inc. ("La Monita"), a manufacturer and distributor of Mexican food products located in Victoria, Texas, for approximately $2.9 million in cash, $950,000 of which was paid directly to the former owner with the remainder used to retire certain debt, plus transaction expenses of approximately $292,000. The acquisition has been accounted for as a purchase. The purchase price has been allocated approximately as follows:

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2. ACQUISITIONS (CONTINUED)

property and equipment of $1.2 million, current assets of $416,000, current liabilities of $800,000, and long-term debt of $60,000. The cost in excess of the fair value of the net assets acquired of approximately $2.4 million has been allocated to goodwill and is being amortized over an estimated life of 25 years.

ACQUISITION OF SAUCES UNLIMITED, INC.: On October 30, 1997, the Company executed a stock purchase agreement with Sauces Unlimited, Inc., a manufacturer of salsas and other Mexican food sauces located in San Antonio, Texas. The $3.0 million purchase price included a $2.4 million payment to two former stockholders, $300,000 to retire a term loan and revolving credit facility, and transaction expenses of approximately $286,000. In addition, the former owners received warrants to acquire a total of 40,000 shares of the Company's common stock at an exercise price of $11.125 per share. The five-year warrant is exercisable immediately. The estimated fair value of these warrants of approximately $79,000 was included as a transaction cost.

The acquisition has been accounted for as a purchase. The purchase price has been allocated approximately as follows: property and equipment of $770,000, current assets of $1,570,000, other assets of $100,000, current liabilities of $847,000, and long-term debt of $200,000. The cost in excess of the fair value of the net assets acquired of approximately $1,673,000 has been allocated to goodwill and is being amortized over an estimated life of 25 years.

The above acquisitions, in aggregate, had the following noncash effect on the accompanying statement of cash flows for the year ended December 31, 1997 (in thousands):

Common stock and warrants for common stock
issued in connection with the acquisitions     $11,160
                                               =======

Working capital acquired:
Current assets:
Accounts receivable                            $ 3,192
Inventory                                       13,241
Other current assets                               444
                                               -------
Total current assets                            16,877
                                               =======

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Current liabilities:
Current portion of long-term debt                          1,493
Accounts payable and other current liabilities             4,937
                                                         -------
Total current liabilities                                  6,430
                                                         -------

Net working capital                                      $10,447
                                                         =======

Property and equipment                                   $11,536
                                                         =======

Goodwill, trademarks, and tradenames                     $22,407
                                                         =======

Deferred taxes, net                                      $ 2,002
                                                         =======

Long-term debt and capital lease obligations assumed     $ 7,002
                                                         =======

The results of operations of each of the above acquired companies since their respective dates of acquisition have been included in the accompanying consolidated statement of operations for the year ended December 31, 1997. The following unaudited pro forma summary represents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods presented after giving effect to certain adjustments, primarily the amortization of intangibles, and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future (in thousands, except per share data).


                                                      PRO FORMA (UNAUDITED)
                                                     ----------------------
                                                       1997          1996
                                                     --------      --------
Net sales                                            $ 76,945      $ 76,769
Net income (loss)                                         (85)          712
Basic and diluted income (loss) per common share        (0.01)         0.09

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3. INVENTORIES

Inventories consisted of the following:


                           DECEMBER 31,
                   ---------------------------
                       1997            1996
                   -----------     -----------
Raw materials      $ 1,185,478     $    83,265
Supplies               354,767         246,849
Finished goods      11,781,230         450,108
                   -----------     -----------
                   $13,321,475     $   780,222
                   ===========     ===========

NOTE 4.   NOTES PAYABLE

Line of credit: The Company has a $10,000,000 revolving line-of-credit agreement with a bank, expiring September 30, 1998. Advances under the agreement are subject to borrowing base requirements and bear interest at the lower of the bank's reference rate or LIBOR plus 1.5 percent. The interest rate was 8.5 percent at December 31, 1997. Borrowings under the agreement are secured by substantially all assets of the Company. The agreement also contains certain financial covenants, including maintaining minimum tangible net worth and debt to tangible net worth ratios as well as not incurring a net loss before taxes in any fiscal quarter. The Company has received the bank's consent to certain departures from certain of these covenants.

Long-term debt: Long-term debt consisted of the following:

                                                                                  DECEMBER 31,
                                                                           ------------------------
                                                                              1997           1996
                                                                           -----------     --------
Noncompete and consulting agreement with El Paco Foods, Inc.'s selling shareholders, discounted at 10%, due in monthly
installments of $11,667, through November 2000                             $   352,990     $452,262

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Notes payable to finance company, bearing interest at
approximately 9%, due in monthly installments of $8,299,
including interest, through January 2000                                         180,456

Note payable to bank, bearing interest at 6.48%,
due in monthly installments of
$91,667, plus interest, through October
1998                                                                             916,667

Deferred purchase price for La Victoria acquisition
resulting from fair value adjustment to capital
leases with former owner of La Victoria (Note 2).
Interest imputed at 9.75%, due in monthly installments
of $10,576, including interest, through
July 2010                                                                        925,000
Other notes payable retired in 1997                                                            1,234,036
Capital lease obligations (Note 5)                                             6,556,781
                                                                             -----------      ----------
                                                                               8,931,894       1,686,298
Less current maturities                                                        1,512,000         766,432
                                                                             -----------      ----------
                                                                             $ 7,419,894      $  919,866
                                                                             ===========      ==========



At December 31, 1997, approximate maturities of long-term debt, including capital lease obligations, are as follows:

Years ending December 31:
 1998                                                  $1,512,000
 1999                                                     645,000
 2000                                                     602,000
 2001                                                     494,000
 2002                                                     538,000
Thereafter                                              5,141,000
                                                       ----------
                                                       $8,932,000
                                                       ==========

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5.  LEASE COMMITMENTS

The Company leases its facilities and certain equipment under both capital and operating leases. Certain equipment and office space is leased month to month.

Certain of the lease agreements can be adjusted periodically, based on changes in the Consumer Price Index. Increases in rent payments as a result of these changes are expensed as incurred.

The total minimum lease commitment under terms of operating and capital lease agreements at December 31, 1997, is as follows:


                                                             OPERATING        CAPITAL
                                                            -----------     -----------
Year ending December 31:
 1998                                                       $   897,000     $   952,000
 1999                                                           651,000         952,000
 2000                                                           528,000         952,000
 2001                                                           448,000         934,000
 2002                                                           448,000         934,000
Thereafter                                                    1,051,000       6,456,000
                                                            -----------     -----------
                                                            $ 4,023,000      11,180,000
                                                            ===========

Less amount representing interest (8% to 9.75%)                               4,623,219
                                                                            -----------
                                                                            $ 6,556,781
                                                                            ===========

The total rental expense relating to facilities and equipment included in the statements of operations for the years ended December 31, 1997, 1996, and 1995 was $580,000, $475,000, and $581,000, respectively.

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6.    INCOME TAXES

Income tax expense (benefit) consisted of the following:


                                                    YEARS ENDED DECEMBER 31,
                                                  ---------------------------
                                                     1997        1996    1995
                                                  ---------      ----    ----
Current                                           $      --      $ --    $ --
Deferred                                          $(302,000)       --      --
                                                  ---------      ----     ----
                                                  $(302,000)     $ --     $--
                                                  =========      ====     ====

The Company's income tax expense (benefit) differed from the statutory federal rate as follows:


                                                           YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                  1997               1996                  1995
                                               -----------      -----------------      -----------
Statutory rate applied to income (loss)
before tax                                     $  (303,000)     $                      $  (185,000)
State income taxes                                 (52,000)
Change in valuation allowance                   (1,269,000)
Tax benefit of net operating less utilized
(pre-quasi-reorganization)                         945,691
Nondeductible expenses                             390,309                 28,000           28,000
Tax benefit not utilized (utilized)                (14,000)               (28,000)         157,000
                                               -----------      -----------------      -----------
                                               $  (302,000)     $              --      $        --
                                               ===========      =================      ===========

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6.     INCOME TAXES (CONTINUED)

The components of deferred taxes are as follows:


                                                      DECEMBER 31,
                                    ---------------------------------------------
                                         1997            1996             1995
                                    -----------      -----------      -----------
Deferred tax liabilities:
Intangibles                         $(3,846,000)       $              $
Buildings under capital lease        (2,588,000)
Property and equipment                 (267,000)
Other                                   (20,000)         (43,000)
                                     -----------      -----------
                                     (6,721,000)         (43,000)
                                     -----------      -----------
Deferred tax assets:
Net operating loss carryforward       1,503,000        1,238,000        1,197,000
Accrued expenses                        322,000           48,000           47,000
Allowances                              137,000           26,000           20,000
Other assets                            110,000
Capital lease obligations             2,415,000
Depreciation and amortization           152,000                            33,000
                                    -----------                       -----------
                                      4,639,000        1,312,000         1297,000

Less valuation allowance                              (1,269,000)      (1,297,000)
                                                     -----------      -----------
                                      4,639,000           43,000
                                    -----------      -----------
                                    $(2,082,000)     $        --      $        --
                                    ===========      ===========      ===========

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6.   INCOME TAXES (CONTINUED)

The components giving rise to the net deferred tax liabilities described above have been included in the accompanying balance sheets as follows:


                                                                       DECEMBER 31,
                                                   ----------------------------------------------------
                                                         1997               1996              1995
                                                   ----------------     -------------     -------------
Current assets                                     $        725,000     $          --     $          --
Noncurrent (liabilities)                                 (2,807,000)    $          --     $          --
                                                   ----------------     -------------     -------------
                                                   $     (2,082,000)    $          --     $          --
                                                   ================     =============     =============

During 1997, the valuation allowance was eliminated because, as a result of the acquisitions, the Company believes it is now more likely than not that those assets will be realized. A portion of the deferred tax assets previously reserved for, principally net operating losses, were generated before the Company's quasi-reorganization and have been recorded as a direct addition to additional paid-in capital (see Note 7).

At December 31, 1997, the Company had net operating losses of approximately $4,303,000 expiring as follows:

Expiration date:
2008                                                   $          3,059,000
2009                                                                415,000
2010                                                                 47,000
2011                                                                119,000
2012                                                                663,000

These net operating losses are subject to certain annual limitations resulting primarily from the initial public offering. Currently the annual limitation is approximately $760,000.

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7.  SHAREHOLDERS' EQUITY

Preferred stock: Under the Company's Restated Articles of Incorporation, the Board of Directors of the Company is authorized to issue, from time to time, without any action on the part of the Company's shareholders, up to 5,000,000 shares of preferred stock in one or more series, with such relative rights, powers, preferences, limitations, and restrictions as are determined by the Board of Directors at the time of issuance. Accordingly, the Board of Directors is empowered to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of common stock. In the event of such issuance, the preferred stock could be utilized, under either circumstance, as a method of discouraging, delaying, or preventing a change in control of the Company.

QUASI-REORGANIZATION: The Board of Directors approved a corporate readjustment of the accounts as of December 31, 1993, effected in accordance with accounting principles applicable to quasi-reorganizations. At December 31, 1993, the Company's assets and liabilities approximated fair value, and accordingly, there was no write-down of the assets and liabilities of the Company in conjunction with the quasi-reorganization. The quasi-reorganization was accomplished by offsetting the accumulated deficit in retained earnings of $4,125,298 against additional paid-in capital.

RECAPITALIZATION: In June 1997, the Company affected a 1,700-to-1 common stock split and increased its authorized shares of common stock to 20,000,000. The effect of this common stock split has been retroactively reflected in these financial statements and notes for all periods presented.

INITIAL PUBLIC OFFERING: In September 1997, the Company completed a public offering of shares of its common stock. The offering generated total net proceeds of $34,224,000, less direct offering costs of approximately $1,500,000. In connection with the offering, the Company repurchased 788,500 shares of common stock owned by Shansby and TSG International for approximately $5.9 million. The price for this repurchase was based upon the net offering price (after underwriters' discounts and commissions) in the public offering.

Stock options and warrants: In June 1997, the Board of Directors and the shareholders of the Company approved its 1997 Stock Plan (the "Stock Plan"). The purpose of the 1997 Stock Plan is to provide directors, employees, and consultants of the Company and its subsidiaries additional incentive and reward opportunities designed to enhance the profitable growth of the Company. The Stock Plan provides for the granting of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. The Stock Plan also provides for the issuance of options that do not constitute incentive stock options, as well as restricted stock awards. The options may be granted at an exercise price of not less than the fair market value of common stock at the date of grant (110 percent for more than 10 percent shareholders).

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7.   SHAREHOLDERS' EQUITY (CONTINUED)

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


Net loss, as reported                                       $           (563,000)
Net loss, pro forma                                                     (653,000)
Basic and diluted net loss per share, as reported                          (0.15)
Basic and diluted net loss per share, pro forma                            (0.18)

The above pro forma effects on net loss and net loss per share are not likely to be representative of the effects on reported net income (loss) for future years because options vest over several years and additional awards generally are made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997:

Expected dividend yield                                         --
Expected stock price volatility                                 15%
Risk-free interest rate                                       6.30%
Expected life of options (years)                                  3

The weighted-average fair value, as determined using the Black-Scholes option pricing model, of options and warrants granted during 1997 was $1.78.

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7.    SHAREHOLDERS' EQUITY (CONTINUED)

Transactions involving stock options and warrants during the three years ended December 31, 1997, are summarized as follows:


                                                                            WEIGHTED-
                                                                            AVERAGE
                                                                            EXERCISE
                                                                  STOCK      PRICE
                                                     WARRANTS    OPTIONS    PER SHARE
                                                     -------     -------    --------
Balance, December 31, 1996
Granted                                              450,000     198,000     $ 8.64
                                                     -------     -------     ------
Balance, December 31, 1997                           450,000     198,000     $ 8.64
                                                     =======     =======     ======

Currently exercisable                                100,000                 $10.76
Not currently exercisable                            350,000     198,000     $ 8.26
                                                     -------     -------     ------
                                                     450,000     198,000     $ 8.64
                                                     =======     =======     ======

The following tables summarize information about stock options and warrants outstanding as of December 31, 1997:


                        OPTIONS AND WARRANTS OUTSTANDING


                                                                  WEIGHTED-
                                                                  AVERAGE
                                                                  REMAINING       WEIGHTED-
                                                 NUMBER          CONTRACTUAL       AVERAGE
                                                OF UNITS            LIFE           EXERCISE
Range of Exercise Price                        OUTSTANDING       (IN YEARS)         PRICE
                                                ---------         --------        ---------
 $8.00                                            483,000            6.4          $    8.00
 $9.88 to $11.13                                  165,000            7.0              10.53
                                                ---------                         ---------
                                                  648,000                         $    8.64
                                                =========                         =========

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.   SHAREHOLDERS' EQUITY (CONTINUED)

As of March 5, 1998, an additional 70,000 options with an exercise price of $12.19 per share were granted. Also, 175,000 options at an average exercise price of approximately $10.21 per share which were outstanding at December 31, 1997, were canceled in connection with the resignations of the Company's president and CEO/Chairman of the Board.

NOTE 8.   MAJOR CUSTOMER

Sales to one major customer accounted for approximately 16, 28, and 37 percent of net sales for the years ended December 31, 1997, 1996, and 1995, respectively. The major customer accounted for approximately 5 percent of the Company's accounts receivable balance at December 31, 1997.

NOTE 9.  RELATED PARTY TRANSACTIONS

TSG2 L.P. owns approximately 18 percent of the Company's common stock outstanding at December 31, 1997. TSG2 L.P. is an affiliate of Shansby, a related party of the Company. In addition, two of the Company's directors are principals of Shansby. The Company had the following transactions with Shansby or its affiliates:

SHANSBY PARTIAL REDEMPTION: Simultaneously with the Company's initial public offering, the Company redeemed 788,500 shares of common stock owned by Shansby and TSG International for $5,866,440.

SHANSBY IPO WARRANT: Upon consummation of the initial public offering, Shansby Partners, L.L.C. ("Shansby Partners") received a five-year warrant to acquire 350,000 shares of common stock at an exercise price of $8.00 per share. The warrant expires on September 3, 2002, and is exercisable after September 3, 1998.

OTHER SHANSBY WARRANTS: In connection with the acquisitions of La Monita, Sauces Unlimited, and Tortilla King (see Note 11), Shansby Partners received warrants to acquire a total of 90,000 shares of common stock at exercise prices ranging from $10.45 to $12.51 per share. The warrants are exercisable any time prior to their expiration, which occurs five years after issuance. The estimated fair value of warrants issued in connection with the La Monita, Sauces Unlimited and Tortilla King acquisitions of approximately $170,000 has been included in the transaction costs associated with these acquisitions (see Notes 2 and 11).

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9.  RELATED PARTY TRANSACTIONS (CONTINUED)

SHANSBY ADVISORY AGREEMENT: In August 1997, the Company entered into a three-year advisory agreement with Shansby Partners. The agreement required an initial payment of $125,000 for advisory service over the term of the agreement. Services rendered by Shansby Partners in connection with acquisitions or stock offerings are billed separately. Accordingly, the Company paid Shansby Partners $175,000 for services in connection with the initial public offering and a total of $430,000 for the acquisitions of La Monita, Sauces Unlimited and Tortilla King (see Notes 2 and 11).

NOTE 10.   COMMITMENTS AND CONTINGENCIES

LITIGATION: The Company is party to litigation relating to property damage and liability claims as well as certain employment-related matters arising in the ordinary course of business. Management does not believe that the outcome of the matters will have a material adverse effect on the financial position of the Company.

EPA MATTERS: By letter dated April 13, 1995, the U.S. Environmental Protection Agency ("EPA") has identified one of the Company's subsidiaries, La Victoria, as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), for the cleanup of contamination from hazardous substances at the South El Monte Operable Unit of the San Gabriel Valley Superfund Site. Under CERCLA, persons may be subject to joint and several liability for cleanup costs.

The Company has completed a subsurface soil remediation of solvents at its Rosemead facility, which is located within the San Gabriel Valley. The EPA has identified approximately 50 PRPs at the site. The EPA has requested that La Victoria participate in the groundwater sampling program for a remedial investigation and feasibility study. Based on the limited impact to groundwater that appears to be related to La Victoria's Rosemead facility, La Victoria declined to participate in the groundwater monitoring. Since that time, La Victoria has received no further correspondence from the EPA. The Company does not believe that its ultimate liabilities in relation to the site will have a material effect on its financial position; however, it is not possible to determine the ultimate environmental liabilities, if any, that may arise from this matter.

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11.    SUBSEQUENT EVENT

On January 9, 1998, the Company acquired the stock of The Tortilla King, Inc., a manufacturer and seller of tortilla chips in Victoria, Texas. The $8.3 million purchase price included a $5.4 million payment to the former stockholder and $2.5 million in the Company's common stock (240,626 shares) and $467,000 in transaction costs. The acquisition will be accounted for as a purchase. The Company has not yet completed its evaluation of the purchase price, and accordingly, the preliminary purchase price allocation could change as additional information becomes available.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Rylander, Clay & Opitz, L.L.P. were dismissed by the Company as the Company's auditors on April 18, 1997. The report of Rylander, Clay & Opitz, L.L.P. on the financial statements for each of the two years in the period ended December 31, 1995 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. The Company's decision to change auditors was approved by the Company's Board of Directors. In connection with its audits, Rylander, Clay & Opitz, L.L.P. did not identify any reportable conditions. During the two years in the period ended December 31, 1996 and through the three-month period ended March 31, 1997, there were no disagreements between the Company and Rylander, Clay & Opitz, L.L.P. on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure, which, if not resolved to the satisfaction of Rylander, Clay & Opitz, L.L.P. would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information relating to the Company's directors and executive officers is included in the Company's definitive Proxy Statement in connection with its 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement"), which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 1997, under the captions "ELECTION OF DIRECTORS -- Directors and Nominees" and "INFORMATION ABOUT EXECUTIVE OFFICERS -- Executive Officers" and is incorporated herein by reference in response to this Item 10. Notwithstanding any provision in this Annual Report on Form 10-K to the contrary, under no circumstances are the "Compensation Committee Report" or the information under the heading "Shareholder Return Performance Presentation" incorporated herein for any purpose.

ITEM 11.    EXECUTIVE COMPENSATION.

         Information relating to executive compensation is set forth in the 1998 Proxy Statement under the captions "ELECTION OF DIRECTORS -- Compensation of Directors" and "INFORMATION ABOUT EXECUTIVE OFFICERS -- Compensation of Executive Officers" and is incorporated herein by reference in response to this
Item 11.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information relating to ownership of the Company's Common Stock by management and certain other beneficial owners is set forth in the 1998 Proxy Statement under the captions "ELECTION OF DIRECTORS -- Security Ownership of Directors and Management" and "PRINCIPAL SHAREHOLDERS" and is incorporated herein by reference in response to this Item 12.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information relating to certain relationships and related transactions is set forth in the 1998 Proxy Statement under the caption "ELECTION OF DIRECTORS -- Certain Transactions" and is incorporated herein by reference in response to this Item 13.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                 (a)      Documents filed as a part of this Report.

         1. The following financial statements of the Company and the related reports of independent auditors are included in Item 8. "Financial Statements and Supplementary Data":

                                                                 PAGE
                                                                NUMBER
                                                                ------
 Independent Auditors' Report  . . . . . . . . . . . . . . .      F-2
 Financial Statements:
   Consolidated Balance Sheets . . . . . . . . . . . . . . .      F-4
   Consolidated Statements of Operations . . . . . . . . . .      F-5
   Consolidated Statements of Shareholders' Equity . . . . .      F-6
   Consolidated Statements of Cash Flows . . . . . . . . . .      F-7
   Notes to Consolidated Financial Statements  . . . . . . .      F-8

         2. All financial schedules are omitted because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

         3. The following Exhibits are filed with this Report or incorporated by reference as set forth below:

 Exhibit
  Number                                   Exhibit
---------    -----------------------------------------------------------------

     2.1  -- Contribution and Exchange Agreement between the Company, Robert C.
             Tanklage, TSG2 L.P., TSG2 Management, L.L.C. and Keith R. Lively, dated June 20, 1997 (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No.
             333-29959) (the "S-1 Registration Statement"))

    *2.2  -- First Amendment to Contribution and Exchange Agreement, dated July
             30, 1997

    *2.3  -- Second Amendment to Contribution and Exchange Agreement, dated
             August 27, 1997

     3.1 -- Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the S-1 Registration Statement)

     3.2 -- Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 ("September 30, 1997 10-Q"))

     4.1  -- Specimen Common Stock Certificate (incorporated by reference to
             Exhibit 4.1 to the S-1 Registration Statement)

     4.2  -- Consulting Agreement between Calidad Foods, Inc. and Joseph
             Patoskie, dated November 22, 1995 (incorporated by reference to
             Exhibit 4.2 to the S-1 Registration Statement)

     4.3  -- Consulting Agreement between Calidad Foods, Inc. and Richard
             Patoskie, dated November 22, 1995 (incorporated by reference to
             Exhibit 4.3 to the S-1 Registration Statement)

     4.4  -- Secured Promissory Note, dated April 10, 1997, in favor of Carolyn
             M. Johnson, Trustee (incorporated by reference to Exhibit 4.4 to the S-1 Registration Statement)

     4.5  -- Term Loan Agreement between Union Bank of California, N.A. and La
             Victoria Foods, Inc., dated November 3, 1993, including Fourth
             Amendment thereto, dated June 20, 1997 (incorporated by reference to Exhibit 4.5 to the S-1 Registration Statement)

     4.6  -- Business Loan Agreement between Union Bank of California, N.A. and
             La Victoria Foods, Inc., dated October 24, 1995, including First
             Amendment thereto, dated May 22, 1997, and Second Amendment thereto, dated June 20, 1997 (incorporated by reference to Exhibit
             4.6 to the S-1 Registration Statement)

    10.1  -- Employment Agreement between Herman L. Graffunder and Calidad
             Foods, Inc., dated June 23, 1997 (incorporated by reference to
             Exhibit 10.1 to the S-1 Registration Statement)

    10.2  -- Employment Agreement between Samuel E. Hillin, Jr. and Calidad
             Foods, Inc., dated June 23, 1997 (incorporated by reference to
             Exhibit 10.2 to the S-1 Registration Statement)

    10.3 -- Authentic Specialty Foods, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement)


 Exhibit
  Number                                   Exhibit
---------    ------------------------------------------------------------------
    10.4  -- Sublease Agreement between A-1 Freeman Relocation System, Inc. and
             Calidad Foods, Inc., dated August 1, 1995 (incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement)

    10.5  -- Lease and Agreement between Tanklage Investments Ltd. and La
             Victoria Foods, Inc., dated February 1, 1993 (incorporated by reference to Exhibit 10.5 to the S-1 Registration Statement)

    10.6 Lease and Agreement between Robert C. Tanklage, Carolyn M. Johnson and Frank Barclay, Trustees, and La Victoria Foods, Inc., dated
             August 1, 1985 (incorporated by reference to Exhibit 10.6 to the
             S-1 Registration Statement)

    10.7 -- Lease and Agreement between Henry C. Tanklage, Erika A. Tanklage and Louis N. Mantalica, Trustees, and La Victoria Foods, Inc., dated November 28, 1974 (incorporated by reference to Exhibit 10.7 to the S-1 Registration Statement)

    10.8  -- Warrant Agreement between the Company and Shansby Partners,
             L.L.C., dated September 2, 1997 (incorporated by reference to
             Exhibit 5 to Amendment No. 2 to Schedule 13D filed by TSG2 L.P. on
             February 5, 1998)

   *10.9  -- Registration Rights Agreement between the Company and Robert C.
             Tanklage, dated September 2, 1997

   *10.10 -- Advisory Agreement between the Company and Shansby Partners,
             L.L.C. dated August 15, 1997

    10.11 -- Employment Agreement between Robert C. Tanklage and La Victoria
             Foods, Inc., dated May 31, 1997 (incorporated by reference to
             Exhibit 10.11 to the S-1 Registration Statement)

   *10.12 -- Registration Rights Agreement between the Company, TSG2 L.P.,
             Shansby Partners, L.L.C. and Keith R. Lively, dated September 2,
             1997

    10.13 -- Warrant Agreement between the Company and Shansby Partners,
             L.L.C., dated September 30, 1997

    10.14 -- Warrant Agreement between the Company and Shansby Partners,
             L.L.C., dated October 29, 1997

    10.15 -- Warrant Agreement between the Company and Shansby Partners,
             L.L.C., dated January 9, 1997

   *10.16 -- Termination Agreement between La Victoria Foods, Inc. and Robert
             C. Tanklage, dated December 17, 1997

    10.17 -- Asset Purchase Agreement by and among the Company, La Monita
             Mexican Food Products, Inc., Gilbert Moreno Enterprises, Inc. and
             Gilbert Moreno dated September 23 (incorporated by reference to
             Exhibit 2.1 to the September 30, 1997 10-Q)

    10.18 -- Stock Purchase Agreement by and among the Company, Sauces
             Unlimited, Inc., Lawrence L. Amstutz, Ruth C. Amstutz and Barry L.
             Brock dated October 29, 1997 (incorporated by reference to
             Exhibit 2.2 to the September 30, 1997 10-Q)

   *10.19 -- Stock Purchase Agreement by and among the Company, The Tortilla
             King, Inc., Saragosa Bazan, Jr., Lydia E. Bazan and SBJ Trust, dated January 9, 1998

    16.1 -- Letter from Rylander, Clay & Opitz, L.L.P., dated August 6, 1997, regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the S-1 Registration Statement)

   *21.1  -- Subsidiaries of the Company

   *27.1  -- Financial Data Schedule

-------------
* Filed herewith.


(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1998.

AUTHENTIC SPECIALTY FOODS, INC.


By: /s/ SAMUEL E. HILLIN, JR.
   ----------------------------------------------
       Samuel E. Hillin, Jr.
       Chief Financial Officer and Vice President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                      Title                                Date
              ---------                                      -----                                ----
      /s/ ROBERT K. SWANSON
     ---------------------------        Chief Executive Officer, Chairman of the Board    March 31, 1998
          Robert K. Swanson                and Director (Principal Executive Officer)

      /s/ MICHAEL T. WESTHUSING
     ---------------------------
        Michael T. Westhusing                President and Chief Operating Officer        March 31, 1998

      /s/ SAMUEL E. HILLIN, JR.
     ---------------------------          Chief Financial Officer and Vice President      March 31, 1998
        Samuel E. Hillin, Jr.             (Principal Financial and Accounting Officer)

      /s/ J. GARY SHANSBY
     ---------------------------                            Director                      March 31, 1998
           J. Gary Shansby

      /s/ CHARLES H. ESSERMAN
     ---------------------------                            Director                      March 31, 1998
         Charles H. Esserman

      /s/ TIM G. BRUER
     ---------------------------                            Director                      March 31, 1998
            Tim G. Bruer

     /s/ CHARLES A. LYNCH
     ---------------------------                            Director                      March 31, 1998
          Charles A. Lynch


                                 EXHIBIT INDEX

 Exhibit
  Number                                   Exhibit
---------    -----------------------------------------------------------------

     2.1  -- Contribution and Exchange Agreement between the Company, Robert C.
             Tanklage, TSG2 L.P., TSG2 Management, L.L.C. and Keith R. Lively, dated June 20, 1997 (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No.
             333-29959) (the "S-1 Registration Statement"))

    *2.2  -- First Amendment to Contribution and Exchange Agreement, dated July
             30, 1997

    *2.3  -- Second Amendment to Contribution and Exchange Agreement, dated
             August 27, 1997

     3.1 -- Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the S-1 Registration Statement)

     3.2 -- Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 ("September 30, 1997 10-Q"))

     4.1  -- Specimen Common Stock Certificate (incorporated by reference to
             Exhibit 4.1 to the S-1 Registration Statement)

     4.2  -- Consulting Agreement between Calidad Foods, Inc. and Joseph
             Patoskie, dated November 22, 1995 (incorporated by reference to
             Exhibit 4.2 to the S-1 Registration Statement)

     4.3  -- Consulting Agreement between Calidad Foods, Inc. and Richard
             Patoskie, dated November 22, 1995 (incorporated by reference to
             Exhibit 4.3 to the S-1 Registration Statement)

     4.4  -- Secured Promissory Note, dated April 10, 1997, in favor of Carolyn
             M. Johnson, Trustee (incorporated by reference to Exhibit 4.4 to the S-1 Registration Statement)

     4.5  -- Term Loan Agreement between Union Bank of California, N.A. and La
             Victoria Foods, Inc., dated November 3, 1993, including Fourth
             Amendment thereto, dated June 20, 1997 (incorporated by reference to Exhibit 4.5 to the S-1 Registration Statement)

     4.6  -- Business Loan Agreement between Union Bank of California, N.A. and
             La Victoria Foods, Inc., dated October 24, 1995, including First
             Amendment thereto, dated May 22, 1997, and Second Amendment thereto, dated June 20, 1997 (incorporated by reference to Exhibit
             4.6 to the S-1 Registration Statement)

    10.1  -- Employment Agreement between Herman L. Graffunder and Calidad
             Foods, Inc., dated June 23, 1997 (incorporated by reference to
             Exhibit 10.1 to the S-1 Registration Statement)

    10.2  -- Employment Agreement between Samuel E. Hillin, Jr. and Calidad
             Foods, Inc., dated June 23, 1997 (incorporated by reference to
             Exhibit 10.2 to the S-1 Registration Statement)

    10.3 -- Authentic Specialty Foods, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement)


 Exhibit
  Number                                   Exhibit
---------    ------------------------------------------------------------------
    10.4  -- Sublease Agreement between A-1 Freeman Relocation System, Inc. and
             Calidad Foods, Inc., dated August 1, 1995 (incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement)

    10.5  -- Lease and Agreement between Tanklage Investments Ltd. and La
             Victoria Foods, Inc., dated February 1, 1993 (incorporated by reference to Exhibit 10.5 to the S-1 Registration Statement)

    10.6 Lease and Agreement between Robert C. Tanklage, Carolyn M. Johnson and Frank Barclay, Trustees, and La Victoria Foods, Inc., dated
             August 1, 1985 (incorporated by reference to Exhibit 10.6 to the
             S-1 Registration Statement)

    10.7 -- Lease and Agreement between Henry C. Tanklage, Erika A. Tanklage and Louis N. Mantalica, Trustees, and La Victoria Foods, Inc., dated November 28, 1974 (incorporated by reference to Exhibit 10.7 to the S-1 Registration Statement)

    10.8  -- Warrant Agreement between the Company and Shansby Partners,
             L.L.C., dated September 2, 1997 (incorporated by reference to
             Exhibit 5 to Amendment No. 2 to Schedule 13D filed by TSG2 L.P. on
             February 5, 1998)

   *10.9  -- Registration Rights Agreement between the Company and Robert C.
             Tanklage, dated September 2, 1997

   *10.10 -- Advisory Agreement between the Company and Shansby Partners,
             L.L.C. dated August 15, 1997

    10.11 -- Employment Agreement between Robert C. Tanklage and La Victoria
             Foods, Inc., dated May 31, 1997 (incorporated by reference to
             Exhibit 10.11 to the S-1 Registration Statement)

   *10.12 -- Registration Rights Agreement between the Company, TSG2 L.P.,
             Shansby Partners, L.L.C. and Keith R. Lively, dated September 2,
             1997

    10.13 -- Warrant Agreement between the Company and Shansby Partners,
             L.L.C., dated September 30, 1997

    10.14 -- Warrant Agreement between the Company and Shansby Partners,
             L.L.C., dated October 29, 1997

    10.15 -- Warrant Agreement between the Company and Shansby Partners,
             L.L.C., dated January 9, 1997

   *10.16 -- Termination Agreement between La Victoria Foods, Inc. and Robert
             C. Tanklage, dated December 17, 1997

    10.17 -- Asset Purchase Agreement by and among the Company, La Monita
             Mexican Food Products, Inc., Gilbert Moreno Enterprises, Inc. and
             Gilbert Moreno dated September 23 (incorporated by reference to
             Exhibit 2.1 to the September 30, 1997 10-Q)

    10.18 -- Stock Purchase Agreement by and among the Company, Sauces
             Unlimited, Inc., Lawrence L. Amstutz, Ruth C. Amstutz and Barry L.
             Brock dated October 29, 1997 (incorporated by reference to
             Exhibit 2.2 to the September 30, 1997 10-Q)

   *10.19 -- Stock Purchase Agreement by and among the Company, The Tortilla
             King, Inc., Saragosa Bazan, Jr., Lydia E. Bazan and SBJ Trust, dated January 9, 1998

    16.1 -- Letter from Rylander, Clay & Opitz, L.L.P., dated August 6, 1997, regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the S-1 Registration Statement)

   *21.1  -- Subsidiaries of the Company

   *27.1  -- Financial Data Schedule

-------------
* Filed herewith.