Form 10-K/A
period 1997-12-31
AUTHENTIC SPECIALTY FOODS INC
filed 1998-04-30
CIK 1041382

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-K/A
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

    [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-23033

                                 ---------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on March 27, 1998 was $81,800,750.

         As of March 27, 1998, there were outstanding 8,027,126 shares of Common Stock, par value $1.00 per share, of the registrant.

================================================================================

         This Amendment to Annual Report on Form 10-K ("Annual Report on Form 10-K") contains certain forward- looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results could differ materially from those indicated by such forward-looking statements as a result of numerous important factors, certain of which are described herein. Readers should pay particular attention to the factors, including economic developments and changes in consumer consumption trends, in the demographics of the Company's primary markets, in the price of raw materials used in the Company's manufacturing of products, the ability of the Company to find appropriate acquisition candidates, the ability of the Company to negotiate and consummate acquisitions on acceptable terms and the ability of the Company to integrate the operations of acquired companies into existing operations, described in the section of this Annual Report on Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Information." Readers should also carefully review the cautionary statements described in the other documents the Company files from time to time with the Securities and Exchange Commission (the "SEC"), specifically all Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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



                                                                 PRICE RANGE OF
                                                                  COMMON STOCK
                                                       -----------------------------------
                                                           HIGH                    LOW
                                                       ------------            -----------
FISCAL 1997
  Third Quarter (from September 2, 1997).............. $     12 3/8            $         9
  Fourth Quarter......................................       13 5/8                      9


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

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth certain financial data for the Company as of the dates and for the periods indicated. The financial data of the Company as of and for the years ended December 31, 1994 and 1995 set forth below have been derived from financial statements audited by Rylander, Clay & Opitz, L.L.P., independent auditors. The financial data of the Company as of and for the years ended December 31, 1996 and 1997 set forth below have been derived from financial statements audited by McGladrey & Pullen, LLP, independent auditors. The selected financial data of the Company as of and for the periods ended July 31, 1993 and December 31, 1993 are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring accruals necessary for a fair presentation, have been made. The selected financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Consolidated Financial Statements and the Notes related thereto included elsewhere in this Annual Report on Form 10-K.

                                                          FIVE
                                                         MONTHS
                                           YEAR          ENDED
                                           ENDED        DECEMBER
                                         JULY 31,         31,                      YEARS ENDED DECEMBER 31,
                                           --------      --------      --------------------------------------------------
                                           1993         1993 (1)        1994          1995          1996           1997
                                           --------      --------      --------      --------      --------      --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales ...............................  $ 20,328      $  8,113      $ 19,637      $ 21,028      $ 21,198      $ 37,203
Cost of sales ...........................    14,974         5,466        13,213        14,266        14,081        22,328
                                           --------      --------      --------      --------      --------      --------
     Gross profit .......................     5,354         2,647         6,424         6,762         7,117        14,875
Operating expenses ......................     8,511         3,304         7,210         6,940         6,768        15,260
                                           --------      --------      --------      --------      --------      --------
     Income (loss) from operations ......    (3,157)         (657)         (786)         (178)          349          (385)
                                           --------      --------      --------      --------      --------      --------
Other income (expense)
Interest expense ........................      (218)          (98)         (161)         (219)         (328)         (507)
Interest income .........................        --            --            --            62             2            --
Gain (loss) on disposal of property
     and equipment ......................      (514)           --           (38)         (192)          (22)           --
Other, net ..............................        --            --            --            --            --            27
                                           --------      --------      --------      --------      --------      --------
                                               (732)          (98)         (199)         (349)         (348)        (480)
                                           --------      --------      --------      --------      --------      --------
     Income (loss) before income taxes ..    (3,889)         (755)         (985)         (527)            1          (865)
Income tax expense (benefit) ............      (520)           --            --            --            --          (302)
                                           --------      --------      --------      --------      --------      --------
     Net income (loss) ..................  $ (3,369)     $   (755)     $   (985)     $   (527)     $      1      $   (563)
                                           ========      ========      ========      ========      ========      ========

Basic and diluted earnings (loss) .......  $  (2.15)     $  (0.48)     $  (0.59)     $  (0.31)     $   0.00      $  (0.15)
      per share
Weighted average number of common
      shares outstanding ................     1,564         1,564         1,680         1,700         1,700         3,693


                            AS OF JULY 31,                        AS OF DECEMBER 31,
                            --------------   ---------------------------------------------------------
                                 1993         1993         1994         1995         1996        1997
                                ------       ------       ------       ------       ------      ------

                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ..       --      $   238      $   237      $     9      $   200      $   363
Working capital (deficit) ..   (2,289)        (139)         (44)      (1,499)      (1,557)      11,949
Total assets ...............    6,630        7,436        5,946        7,132        7,089       58,780
Notes payable to bank ......    1,551        1,418          639          751        1,319        1,706
Long-term debt .............    1,528        1,513          949        1,249          920        7,420
Shareholders' equity .......      260        1,859        2,175        2,048        2,049       40,450

-------------------

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

         The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of the Company and the Notes related thereto, which appear elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain historical financial data for the Company as a percentage of net sales:

                                                      PERCENTAGE OF NET SALES
                                           ----------------------------------------------
                                                                       THREE MONTHS ENDED
                                           YEARS ENDED DECEMBER 31,       DECEMBER 31,
                                           ------------------------    ------------------
                                            1995      1996     1997      1996      1997
                                           ------    ------   ------    ------    ------
STATEMENT OF OPERATIONS DATA:
Net sales ................................ 100.0 %   100.0 %  100.0 %   100.0 %   100.0%
Cost of goods sold .......................  67.8      66.4     60.0      67.4      56.6
                                           -----     -----    -----     -----     -----
         Gross margin ....................  32.2      33.6     40.0      32.6      43.4
Operating expenses .......................  33.0      31.9     41.0      33.6      50.3
                                           -----     -----    -----     -----     -----
         Income from operations ..........  (0.8)      1.7     (1.0)     (1.0)     (6.9)
Other expenses, net ......................   1.7       1.6      1.3       1.5       1.1
                                           -----     -----    -----     -----     -----
         Income (loss) before taxes ......  (2.5)      0.1     (2.3)     (2.5)     (8.0)
Provision (benefit) for income taxes .....   0.0       0.0     (0.8)     (0.9)     (2.9)
                                           -----     -----    -----     -----     -----
         Net income (loss) ...............  (2.5) %   0.1 %    (1.5) %   (1.6) %   (5.1) %
                                           =====     =====    =====     =====     =====

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

         Operating Expenses. Operating expenses consist primarily of commissions, promotional expenses and advertising, sales and administrative salaries, fleet expenses and general overhead. Operating expenses for the three months ended December 31, 1997 were $8,981,000 compared to $1,837,000 for the three months ended December 31, 1996, an increase of $7,144,000, or 388.9%. As a percentage of net sales, operating expenses increased from 33.6% for the three months ended December 31, 1996 to 50.3% for the three months ended December 31, 1997. The increase in operating expenses was primarily due to higher transportation expenses to new markets (Arkansas and Louisiana) served by Calidad, the increased administrative costs involved in operating as a public company, operating expenses incurred by La Victoria, La Monita and Sauces Unlimited subsequent to their acquisitions and a $2,915,000 payment to Robert Tanklage, the former Chief Executive Officer of La Victoria, in connection with the termination of his employment agreement. Excluding the payment to Mr. Tanklage, operating expenses for the three months ended December 31, 1997 were $6,066,000, or 34.0% of net sales, which would have represented only a slight increase over the prior year's fourth quarter.

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

         Operating Expenses. Operating expenses for the year ended December 31, 1997 were $15,260,000 compared to $6,768,000 for the year ended December 31, 1996, an increase of $8,492,000, or 125.5%. As a percentage of net sales, operating expenses increased from 31.9% for the year ended December 31, 1996 to 41.0% for the year ended December 31, 1997. The increase in operating expenses was primarily due to higher transportation costs to new markets (Arkansas and Louisiana) served by Calidad, the increased administrative costs involved in operating as a public company, operating expenses incurred by La Victoria, La Monita and Sauces Unlimited subsequent to their acquisitions and a $2,915,000 payment to Robert Tanklage, the former Chief Executive Officer of La Victoria, in connection with the termination of his employment agreement. These increases in operating expenses were partially offset by a $242,000 decrease in non-compete and consulting payments to two former shareholders that were incurred in 1996 but not in 1997. Excluding the payment to Mr. Tanklage, operating expenses for the year ended December 31, 1997 were $12,345,000, or 33.2% as a percentage of net sales.

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

                                                       THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                                          DECEMBER 31,            DECEMBER 31,
                                                      --------------------     -------------------
                                                        1997        1996        1997         1996
                                                      -------      -------     -------     -------
                                                                     (IN THOUSANDS)
Net Sales ..........................................   17,860       15,163      63,451      59,347
Cost of Sales ......................................   10,105        8,563      34,988      33,480

Gross Margin .......................................    7,755        6,600      28,463      25,867

Selling, General & Administrative ..................    6,066        5,737      24,027      23,051
One-Time La Victoria Charge ........................    2,915            0       2,915           0

Income from Operations .............................   (1,226)         863       1,521       2,816
Interest (net) .....................................      206          235         754       1,002
(Gain) Loss on Disposal of Property and Equipment ..        1            0           0          70

Income Before Income Taxes .........................   (1,433)         628         767       1,744
Income Tax Expense (Benefit) .......................     (529)         354         484         871

Net Income (Loss) ..................................     (904)         274         283         873
                                                      =======      =======     =======     =======

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

         Operating Expenses. Operating expenses for the three months ended December 31, 1997 were $8,981,000 compared to $5,737,000 for the three months ended December 31, 1996, an increase of $3,244,000, or 56.5%. As a percentage of net sales, operating expenses increased from 37.8% for the three months ended December 31, 1996 to 50.3% for the three months ended December 31, 1997. This increase was primarily due to operating expenses incurred by La Monita and Sauces Unlimited subsequent to their acquisitions, the $2,915,000 contract termination payment to

Robert Tanklage, La Victoria's former Chief Executive Officer, higher transportation expenses to new markets (Arkansas and Louisiana) served by Calidad and the increased administrative costs of operating as a public company. These expense increases were partially offset by lower advertising and promotional expenses at La Victoria and a $98,000 decrease in non-compete and consulting payments to two former shareholders of El Paco that was incurred in 1996 but not in 1997. Excluding the payment to Mr. Tanklage, pro forma operating expenses for the three months ended December 31, 1997 were $6,066,000, or 34.0% as a percentage of net sales.

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

VARIABILITY IN QUARTERLY OPERATING RESULTS; SEASONALITY

         The Company has experienced a minimal degree of seasonality over the three previous years. Minor increases in tortilla, spice, meat and cheese sales normally occur during the winter months. A similar sales increase for tortilla chips and Mexican salsas and sauces is experienced during the summer months. The Company believes that the relative inelasticity of demand for grocery products is an insulating factor against material fluctuations in the Company's sales levels. Anticipated sales gains due to product acceptance and favorable market demographics should also serve as a seasonality buffer.

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

         Prior to December 31, 1997, $3.6 million of the $5 million advance from Union Bank, used to pay a note to a former shareholder of La Victoria as discussed above, was liquidated using available cash reserves. After this loan payment was made, the Company had $8.3 million in availability under the $10 million credit facility with Union Bank of California.

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

FORWARD-LOOKING INFORMATION

         Information included in this Annual Report on Form 10-K, including information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including projections, estimates and expectations. Those statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should one or more of these statements or their underlying assumptions prove to be incorrect, actual results could vary materially. Although the Company believes that such projections, estimates and expectations are based on reasonable assumptions, it can give no assurance that such projections, estimates and expectations will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include economic developments, federal and state regulatory developments, conditions of the capital markets and equity markets during the periods covered by the forward-looking statements and changes in consumer consumption trends, in the demographics of the Company's primary markets and in the price of raw materials used in the Company's manufacturing of products, the ability of the Company to find appropriate acquisition candidates, the ability of the Company to negotiate and consummate acquisitions on acceptable terms and the ability of the Company to integrate the operations of acquired companies into existing operations. In addition, certain of such projections and expectations are based on historical results, which may not be indicative of future performance.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Independent Auditors' Reports                                              F-2

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

The above acquisitions, in aggregate, had the following noncash effect on the accompanying statement of cash flows for the year ended December 31, 1997 (in thousands):

Common stock and warrants for common stock issued in connection with the acquisitions     $11,160
                                                                                          =======

Working capital acquired:
Current assets:
Accounts receivable                                                                       $ 3,192
Inventory                                                                                  13,241
Other current assets                                                                          444
                                                                                          -------
Total current assets                                                                       16,877
                                                                                          =======
Current liabilities:
Current portion of long-term debt                                                           1,493
Accounts payable and other current liabilities                                              4,937
                                                                                          -------
Total current liabilities                                                                   6,430
                                                                                          -------

Net working capital                                                                       $10,447
                                                                                          =======

Property and equipment                                                                    $11,536
                                                                                          =======

Goodwill, trademarks, and tradenames                                                      $22,407
                                                                                          =======

Deferred taxes, net                                                                       $ 2,002
                                                                                          =======

Long-term debt and capital lease obligations assumed                                      $ 7,002
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

LONG-TERM DEBT:  Long-term debt consisted of the following:

                                                                                            DECEMBER 31,
                                                                                        --------------------
                                                                                        1997            1996
                                                                                        ----            ----
Noncompete and consulting agreement with El Paco Foods, Inc.'s selling shareholders, discounted at 10%, due in monthly installments of $11,667,
through November 2000                                                                $  352,990     $  452,262

Notes payable to finance company, bearing interest at approximately 9%, due in monthly installments of $8,299, including interest, through January
2000                                                                                    180,456             --

Note payable to bank, bearing interest at 6.48%, due in monthly installments
of $91,667, plus interest, through October 1998                                         916,667             --

Deferred purchase price for La Victoria acquisition resulting from fair value adjustment to capital leases with former owner of La Victoria (Note 2). Interest imputed at 9.75%, due in monthly installments of $10,576,
including interest, through July 2010                                                   925,000             --

Other notes payable retired in 1997                                                          --      1,234,036

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital lease obligations (Note 5)                   6,556,781                --
                                                    ----------        ----------
                                                     8,931,894         1,686,298
Less current maturities                              1,512,000           766,432
                                                    ----------        ----------
                                                    $7,419,894        $  919,866
                                                    ==========        ==========

At December 31, 1997, approximate maturities of long-term debt, including capital lease obligations, are as follows:

Years ending December 31:
1998                                                                  $1,512,000
1999                                                                     645,000
2000                                                                     602,000
2001                                                                     494,000
2002                                                                     538,000
Thereafter                                                             5,141,000
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

The total minimum lease commitment under terms of operating and capital lease agreements at December 31, 1997, is as follows:

                                                 OPERATING             CAPITAL
                                                -----------          -----------
Year ending December 31:
1998                                            $   897,000          $   952,000
1999                                                651,000              952,000
2000                                                528,000              952,000
2001                                                448,000              934,000
2002                                                448,000              934,000
Thereafter                                        1,051,000            6,456,000
                                                -----------          -----------
                                                $ 4,023,000           11,180,000
                                                ===========          ===========

Less amount representing interest (8% to 9.75%)                        4,623,219
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

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.    INCOME TAXES

Income tax expense (benefit) consisted of the following:

                        YEARS ENDED DECEMBER 31,
             --------------------------------------------
               1997             1996              1995
             ---------      ------------     ------------
Current      $      --      $         --     $         --
Deferred     $(302,000)     $         --     $         --
             ---------      ------------     ------------
             $(302,000)     $         --     $         --
             =========      ============     ============

The Company's income tax expense (benefit) differed from the statutory federal rate as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                        1997             1996             1995
                                                   -----------      -----------      -----------
Statutory rate applied to income (loss) before
tax                                                $  (303,000)     $        --      $  (185,000)
State income taxes                                     (52,000)              --               --
Change in valuation allowance                       (1,269,000)              --               --
Tax benefit of net operating less utilized
(pre-quasi-reorganization)                             945,691               --               --
Nondeductible expenses                                 390,309           28,000           28,000
Tax benefit not utilized (utilized)                    (14,000)         (28,000)         157,000
                                                   -----------      -----------      -----------
                                                   $  (302,000)     $        --      $        --
                                                   ===========      ===========      ===========

The components of deferred taxes are as follows:


                                                    DECEMBER 31,
                                    ---------------------------------------------
                                        1997             1996             1995
                                    -----------      -----------      -----------
Deferred tax liabilities:
Intangibles                         $(3,846,000)     $        --      $        --
Buildings under capital lease        (2,588,000)              --               --
Property and equipment                 (267,000)              --               --
Other                                   (20,000)         (43,000)              --
                                    -----------      -----------      -----------
                                     (6,721,000)         (43,000)              --
                                    -----------      -----------      -----------

Deferred tax assets:
Net operating loss carryforward       1,503,000        1,238,000        1,197,000
Accrued expenses                        322,000           48,000           47,000
Allowances                              137,000           26,000           20,000
Other assets                            110,000               --               --
Capital lease obligations             2,415,000               --               --
Depreciation and amortization           152,000               --           33,000
                                    -----------      -----------      -----------
                                      4,639,000        1,312,000        1,297,000

Less valuation allowance                     --       (1,269,000)      (1,297,000)
                                    -----------      -----------      -----------
                                      4,639,000           43,000               --
                                    -----------      -----------      -----------
                                    $(2,082,000)     $        --      $        --
                                    ===========      ===========      ===========

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.   INCOME TAXES (CONTINUED)

The components giving rise to the net deferred tax liabilities described above have been included in the accompanying balance sheets as follows:

                                             DECEMBER 31,
                             ----------------------------------------
                                1997             1996          1995
                             -----------      ---------     ---------
Current Assets               $   725,000      $      --     $      --
Noncurrent (liabilities)      (2,807,000)     $      --     $      --
                             -----------      ---------     ---------
                             $(2,082,000)     $      --     $      --
                             ===========      =========     =========

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

At December 31, 1997, the Company had net operating losses of approximately $4,303,000 expiring as follows:

                    Expiration date:
                    2008                $3,059,000
                    2009                   415,000
                    2010                    47,000
                    2011                   119,000
                    2012                   663,000

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997:

Expected dividend yield                                                                       ----
Expected stock price volatility                                                                15%
Risk-free interest rate                                                                      6.30%
Expected life of options (years)                                                                 3

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

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.    SHAREHOLDERS' EQUITY (CONTINUED)

Transactions involving stock options and warrants during the three years ended December 31, 1997, are summarized as follows:

                                                      WEIGHTED-
                                                      AVERAGE
                                                      EXERCISE
                                                       PRICE
                               WARRANTS STOCK OPTIONS PER SHARE
                               -------- ------------- ---------
Balance, December 31, 1996
Granted                        450,000     198,000     $ 8.64
                               -------     -------     ------
Balance, December 31, 1997     450,000     198,000     $ 8.64
                               =======     =======     ======

Currently exercisable          100,000          --     $10.76
Not currently exercisable      350,000     198,000     $ 8.26
                               -------     -------     ------
                               450,000     198,000     $ 8.64
                               =======     =======     ======

The following tables summarize information about stock options and warrants outstanding as of December 31, 1997:

                        OPTIONS AND WARRANTS OUTSTANDING

                                                                                     WEIGHTED-
                                                                                      AVERAGE
                                                                                     REMAINING            WEIGHTED-
                                                             NUMBER                 CONTRACTUAL           AVERAGE
                                                            OF UNITS                   LIFE               EXERCISE
Range of Exercise Price                                   OUTSTANDING               (IN YEARS)             PRICE
                                                          -----------               -----------          ---------
$8.00                                                        483,000                   6.4               $    8.00
$9.88 to $11.13                                              165,000                   7.0                   10.53
                                                             -------                                     ---------
                                                             648,000                                     $    8.64
                                                             =======                                     =========

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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names, ages and titles of the current directors and executive officers of the Company. As reflected in the table, the Board of Directors is divided into three classes, with the terms of the directors of each class expiring at the Company's Annual Meeting of Shareholders as follows: 1998 (Class I), 1999 (Class II) and 2000 (Class III).

                                                                                                                  YEAR
                                                                                                                 TERM AS
                                                                                       DIRECTOR     DIRECTOR    DIRECTOR
               NAME                   AGE                    POSITION                    CLASS        SINCE      EXPIRES
-----------------------------------   ---    ---------------------------------         --------     --------    --------
Robert K. Swanson..................    65    Chief Executive Officer, Chairman             I          1997        1998
                                                 of the Board and Director
Michael T. Westhusing..............    42    President and Chief Operating                --           --          --
                                                 Officer
Samuel E. Hillin, Jr...............    41    President, DSD Division, Chief               --           --          --
                                                 Financial Officer and
                                                 Vice President
J. Gary Shansby....................    60    Director                                     III         1992        2000
Charles H. Esserman................    39    Director                                     III         1992        2000
Tim G. Bruer.......................    40    Director                                      II         1997        1999
Charles A. Lynch...................    70    Director                                       I         1997        1998

         Set forth below is a brief description of the business experience of the directors and executive officers of the Company.

         Robert K. Swanson, Chief Executive Officer, Chairman of the Board and Director. Mr. Swanson has served as Chief Executive Officer and Chairman of the Board of the Company since March 1998. Mr. Swanson has also served as Chairman of RKS, Inc., an international investment and financial/marketing consulting firm, since November 1987. From October 1994 to December 1997, Mr. Swanson served as Chairman of Grossman's Inc., a company offering "do- it-yourself" products. From April 1994 to May 1996, Mr. Swanson served as Chairman of US Games, a manufacturer of amusement and gaming machines. From January 1981 until October 1987, Mr. Swanson served as Chief Executive

Officer of Del Webb Corporation. From May 1971 to January 1980, Mr. Swanson held various positions with General Mills, Inc., including Chairman of the Board and Chief Executive Officer of General Mills Europe Ltd.

         Michael T. Westhusing, President and Chief Operating Officer. Mr. Westhusing became the President and Chief Operating Officer of the Company in March 1998. Mr. Westhusing is also the President and Chief Executive Officer of La Victoria. Mr. Westhusing joined La Victoria in 1997 after 20 years in the specialty food and consumer products industries. Prior to joining La Victoria, Mr. Westhusing was Senior Vice President, Marketing, from 1995 to 1997, for Favorite Brands International, an $800 million manufacturer of branded confection products. From 1989 to 1995, Mr. Westhusing served as Vice President, Operations for The Famous Amos Chocolate Chip Cookie Corporation ("Famous Amos"). Prior to joining Famous Amos, Mr. Westhusing was Vice President, Operations for Shamitoff Foods from 1987 to 1988 and previously served in various marketing and operational capacities at Beecham Cosmetics, the consumer products division of Beecham Group Ltd., from 1978 to 1988.

         Samuel E. Hillin, Jr., President, DSD Division, Chief Financial Officer and Vice President. Mr. Hillin became the Company's President, DSD Division in March 1998. Mr. Hillin joined the Company as Chief Financial Officer in 1994 after 15 years in the food industry. Prior to joining the Company, Mr. Hillin was Vice President, Finance of Schepps-Foremost, Inc., a dairy company based in Dallas, Texas, from 1990 to 1994. From 1988 to 1990, Mr. Hillin served as the Controller of Texas Operations (Cabell's/Oak Farms Dairy and Specialty Foods Inc.) for Morningstar Foods. From 1981 to 1988, Mr. Hillin held several positions with Southland Corporation of Dallas, Texas, including Division Controller of MovieQuik Systems and Assistant Division Controller of Cabell's/Oak Farms Dairy.

         J. Gary Shansby, Director. Mr. Shansby is the founder of The Shansby Group, a buyout firm based in San Francisco that specializes in acquiring and improving branded consumer product companies (particularly in the food industry), and has served as a managing member of its general partner since The Shansby Group was formed in 1987. Mr. Shansby was formerly the Chairman of the Board and Chief Executive Officer of Shaklee Corporation, a direct marketer of nutritional, personal care and household products, and has over 35 years of experience with consumer products companies. Mr. Shansby serves as a director of The Sharper Image.

         Charles H. Esserman, Director. Mr. Esserman is a co-founder of The Shansby Group and has served as a managing member of its general partner since The Shansby Group was founded in 1987. Prior to joining The Shansby Group, Mr. Esserman worked at Bain & Company ("Bain"), a strategic consulting firm, from 1982 to 1987. While at Bain, Mr. Esserman's work was primarily focused on helping companies formulate and implement marketing strategies.

         Tim G. Bruer, Director. Mr. Bruer is President and Chief Executive Officer of Silverado Foods, Inc., an American Stock Exchange company that manufactures specialty baked goods. From November 1992 until he joined Silverado Foods, Inc. in March 1997, Mr. Bruer served as Vice President and General Manager of the Culinary Division of Nestle Food Company. From February 1992 until November 1992, Mr. Bruer was Vice President, Business Development of Nestle USA, Inc., and from December 1990 until February 1992, he was a partner in Bain's consumer marketing practice area. Mr. Bruer is a director of Silverado Foods, Inc.

         Charles A. Lynch, Director. Mr. Lynch has served as the Chairman and Chief Executive Officer of Arrowhead Mills, Inc., a manufacturer of natural food products, since March 1998. Mr. Lynch has also served as Chairman of Fresh Choice, Inc., a restaurant chain, since March 1995. From 1989 until 1995, Mr. Lynch was Chairman of Market Value Partners Company, an investment firm. From 1988 until 1989, Mr. Lynch served as President and Chief Executive Officer of Levolor Corporation, a manufacturer of window coverings, and from 1986 until 1988, he served as Chairman and Chief Executive Officer of DHL Airways, Inc., an express courier. Mr. Lynch serves as a director of Pacific Mutual Holding Company, Nordstrom, Inc., Fresh Choice, Inc., PST Vans, Inc., Madge Networks, N.V. and SRI International, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Pursuant to the requirements of Section 16(a) of the Exchange Act, each of Keith R. Lively, Robert C. Tanklage, Charles H. Esserman, TSG2 L.P. ("TSG2"), Samuel E. Hillin, Jr., Herman L. Graffunder, J. Gary Shansby,

Robert K. Swanson, Charles A. Lynch and Tim G. Bruer filed an initial statement of beneficial ownership on Form 3 with the SEC in September 1997. However, because the Company's registration statement in connection with its Initial Public Offering was declared effective on August 27, 1997, none of their filings were made timely. Mr. Lively, Mr. Tanklage, Mr. Esserman, TSG2, Mr. Hillin, Mr. Graffunder, Mr. Shansby, Mr. Swanson, Mr. Lynch and Mr. Bruer have advised the Company that they made all other Section 16(a) filings during 1997 on a timely basis.

ITEM 11.   EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1995, 1996 and 1997, of those persons who were, at December 31, 1997, the Chief Executive Officer and the other executive officers of the Company who received at least $100,000 in annual salary and bonus during fiscal 1997 (the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                                               ANNUAL
                                                            COMPENSATION         LONG-TERM COMPENSATION
                                                       ------------------------  ----------------------
                                                                                         AWARDS
                                                                                 ----------------------
                                                                                  SECURITIES UNDERLYING     ALL OTHER
                                                         SALARY        BONUS          OPTIONS/SARS         COMPENSATION
          NAME AND PRINCIPAL POSITION           YEAR       ($)          ($)              (#)(1)                ($)
----------------------------------------------- ----     ---------   ----------   ---------------------    ------------
Michael T. Westhusing (2)...................... 1997     $  75,000   $  65,000           60,000            $     225 (3)
   President and Chief Operating Officer

Samuel E. Hillin, Jr........................... 1997     $ 119,220   $       0           25,000            $   2,150 (4)
   President, DSD Division, Chief Financial     1996     $ 118,751   $       0                0            $   1,410 (4)
   Officer and Vice President                   1995     $ 103,556   $       0                0            $   1,696 (4)

Keith R. Lively (5)............................ 1997     $  66,666   $  75,000           60,000            $     225 (3)
   Chairman of the Board and Chief Executive
   Officer

Herman L. Graffunder (6)....................... 1997     $ 192,064   $       0           35,000            $   2,908 (7)
   President                                    1996     $ 190,304   $       0                0            $   2,200 (7)
                                                1995     $ 177,520   $       0                0            $   2,700 (7)

------------------

(1)   No grants of stock appreciation rights have been made.

(2) From August 15, 1997 until December 31, 1997, Mr. Westhusing was the Chief Operating Officer of La Victoria. Effective January 1, 1998, he became the President and Chief Executive Officer of La Victoria, and effective March 4, 1998, he became the President and Chief Operating Officer of the Company.

(3)   Represents amounts paid by the Company for term life insurance premiums.

(4)   For 1997, 1996 and 1995, respectively, includes $1,250, $685 and $1,096 contributed by the Company to Mr. Hillin's account under the Company's 401(k) Plan, and $900, $725 and $600 paid by the Company for term life insurance premiums for Mr. Hillin.

(5) Mr. Lively served as the Company's Chairman of the Board and Chief Executive Officer from June 19, 1997 until his resignation on March 4, 1998.

(6)   Mr. Graffunder resigned as President of the Company on March 4, 1998.

(7)   For 1997, 1996 and 1995, respectively, includes $1,518, $810 and $1,500 contributed by the Company to Mr. Graffunder's account under the Company's 401(k) Plan, and $1,390, $1,390 and $1,200 paid by the Company for term life insurance premiums for Mr. Graffunder.

EMPLOYMENT AGREEMENTS

         Mr. Westhusing. Mr. Westhusing does not currently have an employment agreement with the Company but the Company and Mr. Westhusing are in the process of negotiating one. Under the terms being discussed, the agreement would have a three-year term, Mr. Westhusing's annual base salary will be $200,000, and the Compensation Committee, in its sole discretion, may grant Mr. Westhusing an annual bonus of up to 100% of his annual base salary based upon such factors as the Compensation Committee deems appropriate. There can be no assurance as to whether Mr. Westhusing will enter into an employment agreement, or as to the final terms thereof.

         Mr. Hillin. Mr. Hillin entered into an employment agreement with the Company, effective as of January 1, 1998. Mr. Hillin's employment agreement expires one year after its effective date; provided, however, that it will automatically be extended for additional one year periods unless the Company or Mr. Hillin gives the other party a notice of non-renewal at least 60 days prior to the scheduled expiration date of the agreement. The agreement provides for an annual base salary of $175,000. In addition to his base salary, the Compensation Committee, in its sole discretion, may grant Mr. Hillin an annual bonus of up to 50% of his base salary based upon such factors as the Compensation Committee deems appropriate. On September 2, 1997, Mr. Hillin received a grant of options to acquire 25,000 shares of Common Stock (the "Options"). The employment agreement provides that if Mr. Hillin ceases to be an employee of the Company for any reason, the Company will take such action as shall be necessary to vest the greater of (i) the applicable percentage of Options vested under the applicable stock option agreement and (ii) 50% of the Options. Notwithstanding the foregoing, the Options will vest and become fully exercisable upon a "change of control" (as defined in the employment agreement). Mr. Hillin will be reimbursed for life insurance premiums with respect to a $500,000 term policy, subject to an annual limit of $5,000. Mr. Hillin also receives an automobile allowance. During Mr. Hillin's employment and for a period of two years thereafter, Mr. Hillin has agreed to certain noncompetition covenants. The Company can terminate Mr. Hillin's employment for cause, as defined in the agreement, or without cause upon written notice. If employment is terminated without cause, Mr. Hillin is entitled to receive his base salary for the remainder of the term of the employment agreement, or, if longer, for a period of six months after termination.

         Mr. Graffunder. Mr. Graffunder entered into a three-year employment agreement with the Company, effective as of June 23, 1997. The agreement provided for an annual base salary of $200,000, subject to increase by the Board of Directors, as well as an annual incentive award with a target of 40% of his base salary, which could be further increased up to 80% upon the attainment of certain performance targets. Mr. Graffunder was reimbursed for life insurance premiums with respect to a $500,000 term policy, subject to an annual limit of $5,000. Mr. Graffunder was also reimbursed for the purchase price or lease payments for an automobile to be used primarily in the Company's business and for the cost of insurance for such automobile. Mr. Graffunder resigned as President and from all other positions he held with the Company on March 4, 1998. The Company was not required to make any severance payments to Mr. Graffunder as a result of his resignation.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table sets forth information with respect to the unexercised options to purchase Common Stock under the Stock Plan granted to the Named Officers and held by them at December 31, 1997:

                                  NUMBER                          NUMBER OF SECURITIES
                                OF SHARES                        UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                ACQUIRED                             OPTIONS/SARS AT         IN-THE-MONEY OPTIONS/SARS
                                   ON           VALUE             DECEMBER 31, 1997 (#)      AT DECEMBER 31, 1997($)(1)
                                 EXERCISE      REALIZED       ---------------------------   ----------------------------
                                   (#)           ($)          EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
                                -----------  -----------      ------------  -------------   -----------    -------------
Michael T. Westhusing.....           0       $         0           0           60,000       $         0    $  337,250
Samuel E. Hillin, Jr......           0       $         0           0           25,000       $         0    $  140,375
Keith R. Lively...........           0       $         0           0           60,000(2)    $         0    $  337,250(2)
Herman L. Graffunder......           0       $         0           0           35,000(2)    $         0    $  196,875(2)

------------------

(1) Value based on the closing price for the Common Stock on the Nasdaq National Market on December 31, 1997 ($13.625 per share).

(2) As a result of the resignations of Mr. Lively and Mr. Graffunder, all of the options held by these two individuals were forfeited for no value in March 1998.

OPTION GRANTS

         The following table sets forth information with respect to grants of options in fiscal 1997 pursuant to the Company's Stock Plan to the Named Officers. No stock appreciation rights were granted under the Stock Plan in fiscal 1997:


                                       INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------
                                                                                              POTENTIAL REALIZABLE VALUE AT
                                 NUMBER OF          % OF TOTAL                                  ASSUMED ANNUAL RATES OF
                                 SECURITIES        OPTIONS/SARS      EXERCISE                 STOCK PRICE APPRECIATION FOR
                                 UNDERLYING         GRANTED TO       OR BASE                         OPTION TERM (2)
                                OPTIONS/SARS       EMPLOYEES IN       PRICE     EXPIRATION    ----------------------------
          NAME                  GRANTED (#)(1)      FISCAL 1997      ($/SH.)      DATE           5% ($)        10% ($)
----------------------------    --------------     ------------      --------   ----------    ----------     -------------
Michael T. Westhusing.......       35,000             19.44%        $     8.00    9/2/07       $ 176,000       $ 446,000
                                   25,000             13.89%        $    9.875    9/4/07       $ 155,000       $ 393,000

Samuel E. Hillin, Jr........       25,000             13.89%        $     8.00    9/2/07       $ 126,000       $ 319,000

Keith R. Lively (3).........       35,000             19.44%        $     8.00    9/2/07       $ 176,000       $ 446,000
                                   25,000             13.89%        $    9.875    9/4/07       $ 155,000       $ 393,000

Herman L. Graffunder (3)....       35,000             19.44%        $     8.00    9/2/07       $ 176,000       $ 446,000


------------------

(1) The options with an exercise price of $8.00 were granted on September 2, 1997, and the options with an exercise price of $9.875 were granted on September 4, 1997. Options granted under the Stock Plan (i) have an exercise price per share equal to the closing price of the Common Stock on the Nasdaq National Market on the date of grant, (ii) vest in four equal annual increments beginning one year from the date of grant and
         (iii) expire 10 years from the date of grant.

(2) The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price of Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates of return prescribed by the SEC. These calculations are not intended to forecast possible future appreciation, if any, of the price of Common Stock.

(3) As a result of the resignations of Mr. Lively and Mr. Graffunder, all of the options held by these two individuals were forfeited for no value in March 1998.

COMPENSATION OF DIRECTORS

         Director and Meeting Fees. During 1997, each director of the Company who was not an employee or executive officer of the Company or The Shansby Group or its affiliates ("Nonemployee Director") was paid an annual director's fee of $10,000 plus $1,000 for each Board of Directors and committee meeting attended. During 1997, the Company paid an aggregate of $10,500 in fees to its Nonemployee Directors.

         Stock Options. On June 19, 1997, the Board of Directors and the shareholders of the Company approved the Authentic Specialty Foods, Inc. 1997 Stock Plan (the "Stock Plan"). The purpose of the Stock Plan is to provide directors, employees and consultants of the Company and its subsidiaries additional incentive and reward opportunities designed to enhance the profitable growth of the Company. The options granted to each individual vest over a four-year period, with 25% of the options vesting each year, commencing one year after the date of grant. The options expire 10 years from the date of grant.

         During fiscal 1997, the Company granted each Nonemployee Director options to purchase a total of 6,000 shares of Common Stock. One thousand of such options were granted to each Nonemployee Director on September 2, 1997 and have an exercise price (subject to adjustment) of $8.00 per share. The remaining 5,000 options were granted to each Nonemployee Director on November 6, 1997 and have an exercise price (subject to adjustment) of $11.125.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

         The following table sets forth the number of shares of Common Stock beneficially owned by (i) each director, (ii) the Named Officers and (iii) the directors and executive officers of the Company as a group:

                                                                COMMON STOCK BENEFICIALLY OWNED (1)
                                                           ---------------------------------------------
                                                            NUMBER OF SHARES           PERCENT OF CLASS
                                                           -----------------------   -------------------
DIRECTORS:
     J. Gary Shansby.................................           1,504,969  (2)(3)            18.5%
     Charles H. Esserman.............................           1,489,097  (2)(3)            18.3%
     Tim G. Bruer....................................                   0                      0
     Charles A. Lynch................................                   0                      0
     Robert K. Swanson...............................               4,000                      *
NAMED OFFICERS:
     Michael T. Westhusing...........................                   0                      0
     Samuel E. Hillin, Jr............................              51,000                      *
     Keith R. Lively (4).............................              14,000                      *
     Herman L. Graffunder (4)........................              85,000                     1.1%
DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (7 persons):        1,573,066  (3)               19.4%

------------------

*  Less than 1%.

(1) Unless otherwise indicated, beneficial owners have sole voting and investment power with respect to the shares listed. Amounts shown are as of April 15, 1998.

(2) Mr. Shansby and Mr. Esserman may be deemed to beneficially own the aggregate 1,386,000 shares of Common Stock owned by TSG2 and TSG2 Management, L.L.C. ("TSG2 Management") because they are managing members of TSG2 Management, which is the general partner of TSG2.

(3) Includes warrants to purchase an aggregate of 90,000 shares of Common Stock issued by the Company to Shansby Partners in connection with Shansby Partners providing financial advisory services to the Company for three of the Company's recent acquisitions. Mr. Shansby and Mr. Esserman are deemed to beneficially own the warrants issued to Shansby Partners because they are the only members of Shansby Partners.

(4) Mr. Lively and Mr. Graffunder resigned as executive officers of the Company in March 1998.

                             PRINCIPAL SHAREHOLDERS

         To the knowledge of the management of the Company and based upon filings with the SEC, the only persons who may be deemed to own beneficially more than 5% of the outstanding Common Stock (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act), as of April 15, 1998, are named in the following table:

                                                        NUMBER            PERCENT OF
    NAME AND ADDRESS OF BENEFICIAL OWNER               OF SHARES             CLASS
--------------------------------------------------   --------------       ----------
TSG2 L.P..........................................    1,386,000 (1)         17.3%
250 Montgomery Street
San Francisco, California  94104

Robert C. Tanklage................................      875,000             10.9%
P.O. Box 1722
Lake Arrowhead, CA  92352

Scudder Kemper Investments, Inc. (2)                    436,900 (3)          5.4%
345 Park Avenue
New York, New York  10154

------------------

(1) Of the shares shown to be beneficially owned by TSG2, 9,800 are owned by its general partner, TSG2 Management.

(2) This information was derived from a Schedule 13G filed by Scudder Kemper Investments, Inc. with the SEC on February 12, 1998.

(3) According to the Schedule 13G filed by Scudder Kemper Investments, Inc., it has sole power to vote or direct the vote of 155,500 shares of Common Stock, shared power to vote or direct the vote of 195,100 shares of Common Stock and sole power to dispose or direct the disposition of all 436,900 shares of Common Stock it is deemed to beneficially own.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS

         The La Victoria Acquisition. Immediately following the Company's Initial Public Offering consummated on September 2, 1997, the Company acquired La Victoria. Prior to its acquisition, 50% of the capital stock of La Victoria was owned by Robert C. Tanklage, who was the President of La Victoria, and 50% was owned by LV Foods, L.L.C. ("LV Foods"). TSG2 and TSG2 Management owned 99% of LV Foods, and Keith R. Lively owned the remaining 1%. As a result of the transactions contemplated by the Contribution and Exchange Agreement, dated June 20, 1997, (i) 100% of the ownership of LV Foods was transferred to the Company;
(ii) TSG2 and TSG2 Management received an aggregate of 1,386,000 shares of Common Stock; (iii) Mr. Lively received 14,000 shares of Common Stock; (iv) LV Foods became a wholly-owned subsidiary of the Company; (v) the Company acquired Mr. Tanklage's interest in La Victoria for $12 million in cash and 875,000 shares of Common Stock; and (vi) La Victoria became a wholly-owned subsidiary of the Company.

         During 1997, La Victoria paid LV Foods $475,000 to reimburse LV Foods for expenses it incurred in connection with the acquisition of La Victoria. In addition, La Victoria paid TSG Ventures $250,000 to reimburse it for expenses incurred in connection with the acquisition of La Victoria during 1997. TSG Ventures is a company owned by Messrs. Shansby and Esserman.

         Robert C. Tanklage Employment Agreement and Termination Agreement. Effective as of May 31, 1997, Mr. Tanklage entered into a five-year employment agreement with La Victoria (the "Employment Agreement"). The Employment Agreement provided for an annual base salary of $360,000, subject to increase by the Board of Directors, as well as an annual incentive award which could be increased, but not decreased by the Board of Directors, in accordance with past practices of La Victoria. Under the Employment Agreement, La Victoria could terminate Mr. Tanklage's employment for cause, death (upon payment of one month's salary to Mr. Tanklage's estate), incapacity or disability, as defined in the agreement, or without cause. If employment was terminated without cause, Mr. Tanklage was entitled to receive the greater of (a) $1,980,000 or (b) $660,000 multiplied times the number of years then remaining in the term of the Employment Agreement. As of April 15, 1998, Mr. Tanklage owned 875,000 shares of Common Stock, representing 10.9% of the Company's outstanding shares, effective as of May 31, 1997.

         Pursuant to a Termination Agreement between La Victoria and Mr. Tanklage, dated December 17, 1997, Mr. Tanklage's employment with La Victoria was terminated without cause as of December 31, 1997 (the "Termination Date"). On the Termination Date, Mr. Tanklage received a severance payment of $2,915,000 in accordance with the provisions of the Employment Agreement. Notwithstanding the termination of his employment with La Victoria, Mr. Tanklage will continue to serve as a director and Chairman of the Board of La Victoria until, in each case, he resigns or is removed by a vote of a majority of a quorum of the Board of Directors from such positions. While he serves as Chairman of the Board, Mr. Tanklage will be entitled to an annual retainer of $10,000.

         Tanklage Lease Arrangements. La Victoria leases its facilities from Tanklage Property Trust and Tanklage Investments, Ltd., entities partially owned and controlled by Mr. Tanklage and certain of his family members. Tanklage Property Trust is owned 50% by Mr. Tanklage and 50% by Ms. Carolyn Johnson, Mr. Tanklage's sister. Tanklage Investments, Ltd. is owned 12.5% by Mr. Tanklage and the remaining 87.5% is owned by other family members, two of whom are employed by La Victoria.

         La Victoria's 170,000 square foot warehouse and distribution facility in City of Industry, California is owned by Tanklage Property Trust and is leased to La Victoria under a lease that expires in July 2010. The annual lease payment is approximately $860,000 and is scheduled to increase consistent with changes in the Consumer Price Index (the "CPI") every five years. The next increase is scheduled to occur in August 2000.

         The 51,000 square foot warehouse facility in Rosemead, California is owned by Tanklage Property Trust and leased to La Victoria under a lease that expires in July 2010. The annual lease payment is approximately $262,000 and is scheduled to increase consistent with changes in the CPI every five years. The next increase is scheduled to occur in August 2000.

         La Victoria's 61,000 square foot production facility in Rosemead is owned by Tanklage Investments, Ltd. and leased to La Victoria under a lease that expires in July 2010. The annual lease payment is approximately $214,000 and is scheduled to increase consistent with changes in the CPI every five years. The next increase is scheduled to occur in August 2000.

         Although La Victoria has not conducted a survey of rental rates for comparable properties in the Los Angeles area, it is believed that La Victoria would be able to obtain more favorable lease terms from unaffiliated third parties than those contained in these leases.

         Shansby Partners Advisory Agreement. The Company entered into a three-year Advisory Agreement with Shansby Partners, effective August 15, 1997 (the "Advisory Agreement"), pursuant to which Shansby Partners provides the Company with advisory services, including assistance with respect to the identification of potential acquisition candidates and assistance in the negotiation, implementation and financing of these acquisitions. Shansby Partners is a limited liability company owned by Messrs. Shansby and Esserman. The Advisory Agreement expires on September 2, 2000 and may be terminated by either party for a material breach by the other party if the breach has not been remedied within 60 days after notice. Shansby Partners will be reimbursed for out-of-pocket expenses incurred in connection with its services under the Advisory Agreement and will also receive customary financial advisory fees in connection with acquisitions identified by the Company during the term of the Advisory Agreement. In connection with the Initial Public Offering, the Company paid Shansby Partners a financial advisory fee of $125,000 and an additional $50,000 to reimburse Shansby Partners for out-of-pocket expenses it incurred in connection with the Initial Public Offering. Furthermore, Shansby Partners received an initial retainer of $125,000 pursuant to the Advisory Agreement.

         During the term of the Advisory Agreement, Shansby Partners will offer to the Company for its consideration any Mexican food companies identified by Shansby Partners and its affiliates that primarily produce tortillas, tortilla chips, salsas and Mexican sauces. If the Company declines to pursue any such acquisition opportunity, then Shansby Partners and its affiliates will be able to pursue the opportunity without the involvement of the Company.

         In connection with the provision of financial advisory services pursuant to the Advisory Agreement, Shansby Partners has received cash fees and warrants to purchase shares of Common Stock. Upon consummation of the Initial Public Offering, Shansby Partners received a five-year warrant to acquire 350,000 shares of Common Stock at an exercise price of $8.00 per share, subject to customary adjustments (the "IPO Warrant"). The IPO Warrant may not be exercised until September 3, 1998 and expires on September 3, 2002. In connection with the Company's acquisition of La Monita Mexican Food Products, Inc. on September 30, 1997, Shansby Partners received $120,000 in cash and a five-year warrant to acquire 30,000 shares of Common Stock at an exercise price of $10.5875 per share, subject to customary adjustments (the "La Monita Warrant"). The La Monita Warrant is exercisable at any time on or prior to September 30, 2002. In connection with the Company's acquisition of Sauces Unlimited, Inc. on October 29, 1997, Shansby Partners received $120,000 in cash and a five-year warrant to acquire 30,000 shares of Common Stock at an exercise price of $10.45 per share, subject to customary adjustments (the "Sauces Warrant"). The Sauces Warrant is exercisable at any time on or prior to October 29, 2002. In connection with the Company's acquisition of The Tortilla King, Inc. on January 9, 1998, Shansby Partners received $175,000 in cash and a five-year warrant to acquire 30,000 shares of Common Stock at an exercise price of $12.5125 per share, subject to customary adjustments (the "Tortilla King Warrant"). The Tortilla King Warrant is exercisable at any time on or prior to January 9, 2003. The amounts of the cash fees and warrants received by Shansby Partners have been approved by the Compensation Committee of the Board of Directors. The Company believes that these cash fees and warrants are consistent with compensation arrangements that would be payable by the Company to unaffiliated third parties for the types of services provided to the Company by Shansby Partners.

         RKS Consulting Agreement. The Company entered into a consulting agreement with RKS, Inc. ("RKS") as of March 6, 1998 (the "Consulting Agreement"). Robert K. Swanson is the Chairman of RKS, and Mr. Swanson and certain members of his family are the beneficial owners of all of the capital stock of RKS. The Consulting Agreement provides that RKS will provide consulting services to the Company, and Mr. Swanson will serve as Chairman of the Board and Chief Executive Officer of the Company or in such other positions as the Company and RKS mutually agree, until the termination of the Consulting Agreement. The term of the Consulting Agreement is month-to-month; provided, however, that the Consulting Agreement may be terminated by either party upon 30 days' prior written notice, with or without cause, in which case no further compensation or other payments will be payable after the date of such termination (except in connection with a Change of Control (as defined in the Consulting Agreement)). The Consulting Agreement will terminate upon the death or disability (as defined in the Consulting Agreement) of Mr. Swanson, in which case no further compensation or other payments will be payable.

         Pursuant to the Consulting Agreement, RKS will be paid a consulting fee of $25,000 per month ("Consulting Fee") and is eligible for consulting fee bonuses to be determined by the Compensation Committee at its discretion. If the Consulting Agreement is terminated by either the Company or RKS within nine months after the occurrence of a Change of Control (or within 30 days prior to the public announcement of a Change of Control), then RKS will be entitled to receive from the Company a lump sum payment on the date of such termination equal to (i) three months' Consulting Fee, less (ii) the amount of any Consulting Fee actually paid by the Company prior to termination (not to exceed 30 days' Consulting Fee) that accrued between the date of the termination notice and the date of termination. Any stock options that Mr. Swanson has been granted or may be granted in the future will become immediately exercisable if Mr. Swanson ceases to serve as a director of the Company for any reason or if a Change of Control occurs.

         Mr. Swanson served as Chairman of Grossman's Inc. from October 1994 to December 1997. Grossman's Inc. filed a petition for Chapter 11 Bankruptcy on April 7, 1997, and a Confirmation Order in connection with the petition was entered on December 9, 1997.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

            (a)  Documents filed as a part of this Annual Report on Form 10-K.

         1. The following financial statements of the Company and the related reports of independent auditors are included in Item 8. "Financial Statements and Supplementary Data."

                                                                           PAGE NUMBER
                                                                         ----------------
Independent Auditors' Reports........................................          F-2
Financial Statements:
    Consolidated Balance Sheets......................................          F-4
    Consolidated Statements of Operations............................          F-5
    Consolidated Statements of Shareholders' Equity..................          F-6
    Consolidated Statements of Cash Flows............................          F-7
    Notes to Consolidated Financial Statements.......................          F-8

         2. All financial schedules are omitted because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

         3. The following Exhibits are filed with this Annual Report on Form 10-K or incorporated by reference as set forth below:


     EXHIBIT
      NUMBER                                 EXHIBIT
-----------------------------------------------------------------------------------------------
        2.1   --   Contribution and Exchange Agreement between the Company,
                   Robert C. Tanklage, TSG2 L.P., TSG2 Management, L.L.C. and
                   Keith R. Lively, dated June 20, 1997 (incorporated by
                   reference to Exhibit 2.1 to the Company's Registration
                   Statement on Form S-1 (Registration No. 333-29959) (the "S-1
                   Registration Statement"))

   **   2.2   --   First Amendment to Contribution and Exchange Agreement, dated
                   July 30, 1997

   **   2.3   --   Second Amendment to Contribution and Exchange Agreement,
                   dated August 27, 1997

        3.1   --   Restated Articles of Incorporation of the Company
                   (incorporated by reference to Exhibit 3.1 to the S-1
                   Registration Statement)

        3.2   --   Bylaws of the Company (incorporated by reference to Exhibit
                   3.1 to the Company's Quarterly Report on Form 10-Q for the
                   quarterly period ended September 30, 1997 ("September 30,
                   1997 10-Q"))

        4.1   --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement)

        4.2   --   Consulting Agreement between Calidad Foods, Inc. and Joseph
                   Patoskie, dated November 22, 1995 (incorporated by reference to Exhibit 4.2 to the S-1 Registration Statement)

        4.3   --   Consulting Agreement between Calidad Foods, Inc. and Richard
                   Patoskie, dated November 22, 1995 (incorporated by reference to Exhibit 4.3 to the S-1 Registration Statement)

        4.4   --   Secured Promissory Note, dated April 10, 1997, in favor of
                   Carolyn M. Johnson, Trustee (incorporated by reference to
                   Exhibit 4.4 to the S-1 Registration Statement)

        4.5   --   Term Loan Agreement between Union Bank of California, N.A.
                   and La Victoria Foods, Inc., dated November 3, 1993,
                   including Fourth Amendment thereto, dated June 20, 1997
                   (incorporated by reference to Exhibit 4.5 to the S-1
                   Registration Statement)

    *   4.6   --   Business Loan Agreement between Union Bank of California,
                   N.A., Authentic Specialty Foods, Inc. and La Victoria Foods,
                   Inc., dated October 16, 1997

        10.1  --   Employment Agreement between Herman L. Graffunder and Calidad
                   Foods, Inc., dated June 23, 1997 (incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement)

    *   10.2  --   Employment Agreement between Samuel E. Hillin, Jr. and
                   Authentic Specialty Foods, Inc., dated January 1, 1998

        10.3  --   Authentic Specialty Foods, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 10.3 to the S-1 Registration
                   Statement)

     EXHIBIT
      NUMBER                                 EXHIBIT
-----------------------------------------------------------------------------------------------
        10.4  --   Sublease Agreement between A-1 Freeman Relocation System,
                   Inc. and Calidad Foods, Inc., dated August 1, 1995
                   (incorporated by reference to Exhibit 10.4 to the S-1
                   Registration Statement)

        10.5  --   Lease and Agreement between Tanklage Investments Ltd. and La
                   Victoria Foods, Inc., dated February 1, 1993 (incorporated by reference to Exhibit 10.5 to the S-1 Registration Statement)

        10.6  --   Lease and Agreement between Robert C. Tanklage, Carolyn M.
                   Johnson and Frank Barclay, Trustees, and La Victoria Foods,
                   Inc., dated August 1, 1985 (incorporated by reference to
                   Exhibit 10.6 to the S-1 Registration Statement)

        10.7  --   Lease and Agreement between Henry C. Tanklage, Erika A.
                   Tanklage and Louis N. Mantalica, Trustees, and La Victoria
                   Foods, Inc., dated November 28, 1974 (incorporated by
                   reference to Exhibit 10.7 to the S-1 Registration Statement)

        10.8  --   Warrant Agreement between the Company and Shansby Partners,
                   L.L.C., dated September 2, 1997 (incorporated by reference to
                   Exhibit 5 to Amendment No. 2 to Schedule 13D filed by TSG2
                   L.P. on February 5, 1998)

   **   10.9  --   Registration Rights Agreement between the Company and Robert
                   C. Tanklage, dated September 2, 1997

   **  10.10  --   Advisory Agreement between the Company and Shansby Partners,
                   L.L.C., dated August 15, 1997

       10.11  --   Employment Agreement between Robert C. Tanklage and La
                   Victoria Foods, Inc., dated May 31, 1997 (incorporated by
                   reference to Exhibit 10.11 to the S-1 Registration Statement)

   **  10.12  --   Registration Rights Agreement between the Company, TSG2 L.P.,
                   Shansby Partners, L.L.C. and Keith R. Lively, dated September
                   2, 1997

       10.13  --   Warrant Agreement between the Company and Shansby Partners,
                   L.L.C., dated September 30, 1997

       10.14  --   Warrant Agreement between the Company and Shansby Partners,
                   L.L.C., dated October 29, 1997

       10.15  --   Warrant Agreement between the Company and Shansby Partners,
                   L.L.C., dated January 9, 1997

   **  10.16  --   Termination Agreement between La Victoria Foods, Inc. and
                   Robert C. Tanklage, dated December 17, 1997

       10.17  --   Asset Purchase Agreement by and among the Company, La Monita
                   Mexican Food Products, Inc., Gilbert Moreno Enterprises, Inc.
                   and Gilbert Moreno, dated September 23 (incorporated by
                   reference to Exhibit 2.1 to the September 30, 1997 10-Q)

       10.18  --   Stock Purchase Agreement by and among the Company, Sauces
                   Unlimited, Inc., Lawrence L. Amstutz, Ruth C. Amstutz and
                   Barry L. Brock, dated October 29, 1997 (incorporated by
                   reference to Exhibit 2.2 to the September 30, 1997 10-Q)

   **  10.19  --   Stock Purchase Agreement by and among the Company, The
                   Tortilla King, Inc., Saragosa Bazan, Jr., Lydia E. Bazan and
                   SBJ Trust, dated January 9, 1998

    *  10.20  --   Consulting Agreement between Authentic Specialty Foods, Inc.
                   and RKS, Inc., dated March 6, 1998

        16.1  --   Letter from Rylander, Clay & Opitz, L.L.P., dated August 6,
                   1997, regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the S-1 Registration
                   Statement)

   **   21.1  --   Subsidiaries of the Company

   **   21.1       Financial Data Schedule

------------------

*  Filed herewith.

** Previously filed.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 1998.

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

      SIGNATURE                                         TITLE                                 DATE
      ---------                                         -----                                 ----
/s/ Robert K. Swanson               Chief Executive Officer, Chairman of the Board        April 30, 1998
--------------------------------    and Director (Principal Executive Officer)
    Robert K. Swanson

/s/ Michael T. Westhusing
--------------------------------
    Michael T. Westhusing           President and Chief Operating Officer                 April 30, 1998

/s/ Samuel E. Hillin, Jr.
--------------------------------
    Samuel E. Hillin, Jr.           Chief Financial Officer and Vice President            April 30, 1998
                                    (Principal Financial and Accounting Officer)

/s/ J. Gary Shansby
--------------------------------
    J. Gary Shansby                                Director                               April 30, 1998

/s/ Charles H. Esserman
--------------------------------
    Charles H. Esserman                            Director                               April 30, 1998

/s/ Tim G. Bruer
--------------------------------
    Tim G. Bruer                                   Director                               April 30, 1998

/s/ Charles A. Lynch
--------------------------------
    Charles A. Lynch                               Director                               April 30, 1998

                                  EXHIBIT INDEX


     EXHIBIT
      NUMBER                                 EXHIBIT
-----------------------------------------------------------------------------------------------
        2.1   --   Contribution and Exchange Agreement between the Company,
                   Robert C. Tanklage, TSG2 L.P., TSG2 Management, L.L.C. and
                   Keith R. Lively, dated June 20, 1997 (incorporated by
                   reference to Exhibit 2.1 to the Company's Registration
                   Statement on Form S-1 (Registration No. 333-29959) (the "S-1
                   Registration Statement"))

   **   2.2   --   First Amendment to Contribution and Exchange Agreement, dated
                   July 30, 1997

   **   2.3   --   Second Amendment to Contribution and Exchange Agreement,
                   dated August 27, 1997

        3.1   --   Restated Articles of Incorporation of the Company
                   (incorporated by reference to Exhibit 3.1 to the S-1
                   Registration Statement)

        3.2   --   Bylaws of the Company (incorporated by reference to Exhibit
                   3.1 to the Company's Quarterly Report on Form 10-Q for the
                   quarterly period ended September 30, 1997 ("September 30,
                   1997 10-Q"))

        4.1   --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement)

        4.2   --   Consulting Agreement between Calidad Foods, Inc. and Joseph
                   Patoskie, dated November 22, 1995 (incorporated by reference to Exhibit 4.2 to the S-1 Registration Statement)

        4.3   --   Consulting Agreement between Calidad Foods, Inc. and Richard
                   Patoskie, dated November 22, 1995 (incorporated by reference to Exhibit 4.3 to the S-1 Registration Statement)

        4.4   --   Secured Promissory Note, dated April 10, 1997, in favor of
                   Carolyn M. Johnson, Trustee (incorporated by reference to
                   Exhibit 4.4 to the S-1 Registration Statement)

        4.5   --   Term Loan Agreement between Union Bank of California, N.A.
                   and La Victoria Foods, Inc., dated November 3, 1993,
                   including Fourth Amendment thereto, dated June 20, 1997
                   (incorporated by reference to Exhibit 4.5 to the S-1
                   Registration Statement)

    *   4.6   --   Business Loan Agreement between Union Bank of California,
                   N.A., Authentic Specialty Foods, Inc. and La Victoria Foods,
                   Inc., dated October 16, 1997

        10.1  --   Employment Agreement between Herman L. Graffunder and Calidad
                   Foods, Inc., dated June 23, 1997 (incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement)

    *   10.2  --   Employment Agreement between Samuel E. Hillin, Jr. and
                   Authentic Specialty Foods, Inc., dated January 1, 1998

        10.3  --   Authentic Specialty Foods, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 10.3 to the S-1 Registration
                   Statement)

        10.4  --   Sublease Agreement between A-1 Freeman Relocation System,
                   Inc. and Calidad Foods, Inc., dated August 1, 1995
                   (incorporated by reference to Exhibit 10.4 to the S-1
                   Registration Statement)

        10.5  --   Lease and Agreement between Tanklage Investments Ltd. and La
                   Victoria Foods, Inc., dated February 1, 1993 (incorporated by reference to Exhibit 10.5 to the S-1 Registration Statement)

        10.6  --   Lease and Agreement between Robert C. Tanklage, Carolyn M.
                   Johnson and Frank Barclay, Trustees, and La Victoria Foods,
                   Inc., dated August 1, 1985 (incorporated by reference to
                   Exhibit 10.6 to the S-1 Registration Statement)

        10.7  --   Lease and Agreement between Henry C. Tanklage, Erika A.
                   Tanklage and Louis N. Mantalica, Trustees, and La Victoria
                   Foods, Inc., dated November 28, 1974 (incorporated by
                   reference to Exhibit 10.7 to the S-1 Registration Statement)

        10.8  --   Warrant Agreement between the Company and Shansby Partners,
                   L.L.C., dated September 2, 1997 (incorporated by reference to
                   Exhibit 5 to Amendment No. 2 to Schedule 13D filed by TSG2
                   L.P. on February 5, 1998)

   **   10.9  --   Registration Rights Agreement between the Company and Robert
                   C. Tanklage, dated September 2, 1997

   **  10.10  --   Advisory Agreement between the Company and Shansby Partners,
                   L.L.C., dated August 15, 1997

     EXHIBIT
      NUMBER                                 EXHIBIT
-----------------------------------------------------------------------------------------------
       10.11  --   Employment Agreement between Robert C. Tanklage and La
                   Victoria Foods, Inc., dated May 31, 1997 (incorporated by
                   reference to Exhibit 10.11 to the S-1 Registration Statement)

   **  10.12  --   Registration Rights Agreement between the Company, TSG2 L.P.,
                   Shansby Partners, L.L.C. and Keith R. Lively, dated September
                   2, 1997

       10.13  --   Warrant Agreement between the Company and Shansby Partners,
                   L.L.C., dated September 30, 1997

       10.14  --   Warrant Agreement between the Company and Shansby Partners,
                   L.L.C., dated October 29, 1997

       10.15  --   Warrant Agreement between the Company and Shansby Partners,
                   L.L.C., dated January 9, 1997

   **  10.16  --   Termination Agreement between La Victoria Foods, Inc. and
                   Robert C. Tanklage, dated December 17, 1997

       10.17  --   Asset Purchase Agreement by and among the Company, La Monita
                   Mexican Food Products, Inc., Gilbert Moreno Enterprises, Inc.
                   and Gilbert Moreno, dated September 23 (incorporated by
                   reference to Exhibit 2.1 to the September 30, 1997 10-Q)

       10.18  --   Stock Purchase Agreement by and among the Company, Sauces
                   Unlimited, Inc., Lawrence L. Amstutz, Ruth C. Amstutz and
                   Barry L. Brock, dated October 29, 1997 (incorporated by
                   reference to Exhibit 2.2 to the September 30, 1997 10-Q)

   **  10.19  --   Stock Purchase Agreement by and among the Company, The
                   Tortilla King, Inc., Saragosa Bazan, Jr., Lydia E. Bazan and
                   SBJ Trust, dated January 9, 1998

    *  10.20  --   Consulting Agreement between Authentic Specialty Foods, Inc.
                   and RKS, Inc., dated March 6, 1998

        16.1  --   Letter from Rylander, Clay & Opitz, L.L.P., dated August 6,
                   1997, regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the S-1 Registration
                   Statement)

   **   21.1  --   Subsidiaries of the Company

   **   27.1       Financial Data Schedule

------------------

*  Filed herewith.

** Previously filed.