Form 10-Q
period 1998-03-31
AUTHENTIC SPECIALTY FOODS INC
filed 1998-05-15
CIK 1041382

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1998

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

                                    Yes   X    No
                                        -----    -----

         Number of shares of Common Stock outstanding as of the latest
practicable date, May 6, 1998:   8,027,126.


================================================================================

                       AUTHENTIC SPECIALTY FOODS, INC.
                                      INDEX


                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         at March 31, 1998 and December 31, 1997

         Condensed Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997

         Notes to Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures


                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,       DECEMBER 31,
ASSETS                                                                           1998              1997
-----------------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)
Current Assets
     Cash and cash equivalents                                               $    912,192      $    363,371
     Accounts receivable                                                        5,872,798         4,859,352
     Inventories (3)                                                           11,927,763        13,321,475
     Prepaid expenses                                                             635,242           783,515
     Deferred income taxes                                                        625,000           725,000
                                                                             ------------      ------------
                   TOTAL CURRENT ASSETS                                        19,972,995        20,052,713
                                                                             ------------      ------------

Property and Equipment, net of depreciation and amortization                   15,554,984        14,579,243

Trademarks and tradenames, net of amortization                                  8,178,958         8,230,833

Other Assets (primarily goodwill, net of amortization)                         22,475,375        15,917,266
                                                                             ------------      ------------
                                                                             $ 66,182,312      $ 58,780,055
                                                                             ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Line of credit                                                          $  6,346,179      $  1,706,452
     Current portion of long-term debt                                          1,248,720         1,512,000
     Accounts payable                                                           3,143,134         2,778,293
     Accrued expenses                                                             790,112         2,106,483
                                                                             ------------      ------------
                   TOTAL CURRENT LIABILITIES                                   11,528,145         8,103,228
                                                                             ------------      ------------


Long-term debt less current portion                                             7,283,234         7,419,894

Deferred income taxes                                                           3,305,000         2,807,000

Commitments and Contingencies

Stockholders' Equity
     Preferred stock, $.01 par value, authorized 5,000,000 shares,                     --                --
     Common stock, $1.00 par value, authorized 20,000,000 shares,               8,027,126         7,786,500
     Additional paid-in capital                                                37,053,804        34,737,430
     Accumulated deficit                                                       (1,014,997)       (2,073,997)
                                                                             ------------      ------------
                                                                               44,065,933        40,449,933
                                                                             ------------      ------------
                                                                             $ 66,182,312      $ 58,780,055
                                                                             ============      ============

The accompanying notes are an integral part of the financial statements.

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                MARCH 31, 1998      MARCH 31, 1997
------------------------------------------------------------------------------------------------------------------
Net sales                                                                       $   20,876,011      $    5,438,146
Cost of sales                                                                       11,889,421           3,512,279
                                                                                --------------      --------------
     GROSS PROFIT                                                                    8,986,590           1,925,867

Operating expenses                                                                   6,888,234           1,658,954
                                                                                --------------      --------------
     INCOME FROM OPERATIONS                                                          2,098,356             266,913
                                                                                --------------      --------------

Other income (expense), net                                                           (340,356)            (82,909)
                                                                                --------------      --------------

     INCOME BEFORE INCOME TAXES                                                      1,758,000             184,004

Income tax expense                                                                     699,000              62,000
                                                                                --------------      --------------
     NET  INCOME                                                                $    1,059,000      $      122,004
                                                                                ==============      ==============


NET INCOME PER SHARE:
     Basic                                                                      $         0.13      $         0.07
     Diluted                                                                    $         0.13      $         0.07

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
     Basic                                                                           8,003,063           1,700,000
     Diluted                                                                         8,219,189           1,700,000

The accompanying notes are an integral part of the financial statements.

AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                           MARCH 31, 1998      MARCH 31, 1997
-------------------------------------------------------------------------------------------------------------
                   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          2,509,397             (40,850)


Cash Flows From Investing Activities
     Purchase of property and equipment                                          (334,109)            (60,998)
     Proceeds on disposal of property and equipment                                 4,000              30,479
     Purchase of Tortilla King                                                 (5,870,254)                 --
                                                                           --------------      --------------
                   NET CASH USED IN INVESTING ACTIVITIES                       (6,200,363)            (30,519)
                                                                           --------------      --------------

Cash Flows From Financing Activities
     Increase in line of credit                                                 4,639,727                  --
     Payments on long-term debt                                                  (399,940)            (91,201)
                                                                           --------------      --------------
                   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          4,239,787             (91,201)
                                                                           --------------      --------------

                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               548,821            (162,570)

Cash and Cash Equivalents
     Beginning                                                                    363,371             200,479
                                                                           --------------      --------------
     Ending                                                                $      912,192      $       37,909
                                                                           ==============      ==============

Supplemental Disclosures of Cash Flow Information
     Cash payments for interest                                            $      347,000      $       81,571
                                                                           ==============      ==============


Supplemental Schedule of Noncash Investing and Financing Activities:
     Common stock and warrants issued in connection
       with The Tortilla King, Inc. acquisition                            $    2,557,000      $           --
                                                                           ==============      ==============


The accompanying notes are an integral part of the financial statements.

                AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed by the Company with the Securities and Exchange Commission.

The financial statements presented herein as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

The Company acquired La Victoria, La Monita, and Sauces Unlimited during the last four months of 1997 and The Tortilla King in January 1998 (See Note 2), all of which were accounted for as purchases. Accordingly, the results of operations for the three months ended March 31, 1997 only include the results of operations for Calidad Foods, the predecessor company to Authentic Specialty Foods, Inc. Results of operations for the three months ended March 31, 1998 include all the entities owned by Authentic Specialty Foods, Inc. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Quarterly Report on Form 10-Q).

2.   ACQUISITION OF THE TORTILLA KING, INC.

On January 9, 1998, the Company acquired the stock of The Tortilla King, Inc., a manufacturer and seller of tortilla chips in Victoria, Texas. The $8.4 million purchase price included a $5.4 million payment to the former stockholder, $2.5 million in the Company's common stock (240,626 shares) and $557,000 in transaction costs. The acquisition has been accounted for as a purchase. The Company has not yet completed its evaluation of the purchase price, and accordingly, the preliminary purchase price allocation could change as additional information becomes available. The Company's condensed consolidated statements of operations for the three months ended March 31, 1998 includes The Tortilla King's results of operations since its acquisition on January 9, 1998.

                AUTHENTIC SPECIALTY FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following:

                                     March 31,        December 31,
                                        1998             1997
------------------------------------------------------------------
Raw materials                       $  1,202,596      $  1,185,478
Packaging materials                      763,852           354,767
Finished goods                         9,961,315        11,781,230
                                    ------------      ------------
                                    $ 11,927,763      $ 13,321,475
                                    ============      ============

4.   SUBSEQUENT EVENTS

         On May 7, 1998, Authentic Specialty Foods, Inc., a Texas corporation (the "Company"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Agrobios, S.A. de C.V., a corporation organized under the laws of the United Mexican States ("Agrobios") and a subsidiary of Desc, S.A. de C.V., and Authentic Acquisition Corporation, a Texas corporation and wholly-owned subsidiary of Agrobios ("MergerCo"). Under the terms of the Merger Agreement, MergerCo will commence a cash tender offer (the "Tender Offer") for all of the outstanding shares of common stock of the Company for $17.00 per share in cash. As soon as practicable following the completion of the Tender Offer, the parties to the Merger Agreement will consummate a second-step merger in which MergerCo will be merged with and into the Company and the remaining shareholders of the Company will also receive $17.00 per share in cash. Consummation of the second-step merger requires the vote of 66 2/3% of the issued and outstanding shares of the Company's common stock for the approval thereof, and the Tender Offer is conditioned upon, among other things, the tender to MergerCo of at least 66 2/3% of the outstanding shares of the Company's common stock on a fully-diluted basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain historical financial data for the Company as a percentage of net sales:

                                         PERCENTAGE OF NET SALES
                                         -----------------------
                                           THREE MONTHS ENDED
                                                 MARCH 31,
                                           ------------------
                                             1997       1998
                                            ------     ------
STATEMENT OF OPERATIONS DATA:
Net Sales ..........................         100.0 %    100.0 %
Cost of goods sold .................          64.6       57.0
                                            ------     ------

         Gross Margins .............          35.4       43.0
Operating expenses .................          30.5       33.0
                                            ------     ------

         Income from Operations ....           4.9       10.0
Other expenses, net ................           1.5        1.6
                                            ------     ------

         Income (loss) before taxes            3.4        8.4
Provision (benefit) for income taxes           1.2        3.3
                                            ------     ------

         Net income (loss) .........           2.2 %      5.1 %


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         Authentic Specialty Foods, Inc. acquired La Victoria, La Monita and Sauces Unlimited during the last four months of 1997 and Tortilla King in January 1998. Accordingly, results for the three months ended March 31, 1997 only include Calidad Foods, the predecessor company to Authentic Specialty Foods, Inc. Results for the three months ended March 31, 1998 include all the entities owned by Authentic Specialty Foods, Inc.


         Net Sales. Net sales consist of gross sales less the amount of discounts, returns and allowances. Net sales for the three months ended March 31, 1998 were $20,876,000 compared to $5,438,000 for the three months ended March 31, 1997, an increase of $15,438,000, or 283.9%. Of this improvement, $15,200,000 was attributable to sales for La Victoria, La Monita, Sauces Unlimited and Tortilla King. These companies were all acquired subsequent to March 31, 1997 and therefore were not included in 1997 results. The remainder of the increase in net sales resulted from additional Calidad meat and cheese distribution in the Dallas/Ft. Worth market and increased sales in the outlying markets of Arkansas and Louisiana.

         Cost of Sales and Gross Margin. Cost of sales consists primarily of labor, raw materials and overhead used in the production of the products manufactured by the Company. The Company also incurs costs to purchase various products (such as meats, cheeses, sweetbread and shelf-stable products) that have been manufactured by third parties for distribution through the Company's Direct Store Delivery ("DSD") operations in Texas as well as selected shelf-stable products distributed by La Victoria through its warehouse delivery system. Gross margin for the three months ended March 31, 1998 was $8,987,000 compared to $1,926,000 for the three months ended March 31, 1997, an increase of $7,061,000, or 366.6%. As a percentage of net sales, gross margin increased from 35.4% for the three months ended March 31, 1997 to 43.0% for the three months ended March 31, 1998. The increase in gross margin was attributable to increased sales levels at Calidad, as well as sales at La Victoria, La Monita, Sauces Unlimited and Tortilla King that were realized in 1998 but not included in 1997 results. Additionally, $125,000 in reduced manufacturing overhead at La Victoria was recognized as gross margin for the three months ended
March 31, 1998. This resulted from lower production costs and increased production volumes. The increase in gross margin as a percentage of net sales was primarily due to the higher gross margin percentage experienced by the Direct Warehouse Operations (La Victoria and Sauces Unlimited) relative to the margin historically experienced by Calidad and the other DSD companies. Calidad's sales mix includes high margin categories such as tortillas and tortillas chips, as well as lower margin items including meats, cheeses and shelf-stable products.

         Operating Expenses. Operating expenses consist primarily of commissions, promotional expenses and advertising, sales and administrative salaries, fleet expenses and general overhead. Operating expenses for the three months ended March 31, 1998 were $6,888,000 compared to $1,659,000 for the three months ended March 31,1997, an increase of $5,229,000, or 315.2%. As a percentage of net sales, operating expenses increased from 30.5% for the three months ended March 31, 1997 to 33.0% for the three months ended March 31,1998. The increase in operating expenses was primarily due to higher transportation expenses to new markets (Arkansas and Louisiana) served by Calidad, the increased administrative costs involved in operating as a public company and operating expenses incurred by La Victoria, La Monita, Sauces Unlimited and Tortilla King. Partially offsetting these expense increases was a reduction of $200,000 in marketing development and advertising accruals. It is management's opinion that the remaining reserves are adequate to cover future costs incurred under these programs.

         Other expenses. Other expenses consist primarily of interest expense, interest income and gain or loss on the disposal of property and equipment. Other expenses for the three months ended March 31, 1998 were $341,000 compared to $83,000 for the three months ended March 31, 1997, an increase of $258,000, or 310.8%. As a percentage of net sales, other expenses increased from 1.5% for the three months ended March 31, 1997 to 1.6% for the three months ended March 31, 1998. The increase was attributable to interest expense associated with capital leases at La Victoria and the debt utilized to acquire Tortilla King, partially offset by lower interest expense due to the repayment of Calidad debt with the proceeds from the Company's initial public offering in September 1997 (the "Initial Public Offering").

         Taxes. The tax expense for the three months ended March 31, 1998 was $699,000 compared to a tax expense of $62,000 for the three months ended March 31, 1997, an increase of $637,000. This increase was primarily attributable to the increase in net income for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

         Net Income. For the reasons described above, net income for the three months ended March 31, 1998 was $1,059,000 compared to a net income of $122,000 for the three months ended March 31, 1997. This resulted in increased net income of $937,000, or 768.0%, compared to 1997. As a percentage of net sales, net income increased from 2.2% for the three months ended March 31, 1997 to 5.1% for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the proceeds from the Initial Public Offering were utilized in the last four months of 1997 (i) to acquire La Monita and Sauces Unlimited,
(ii) to fund the $2.9 million severance payment to Robert C. Tanklage in accordance with the provisions of his employment agreement with La Victoria and
(iii) to repay an advance from Union Bank of California, N.A. ("Union Bank") that was originally obtained to retire a $5 million note to a former shareholder of La Victoria. After the events described above, the Company had minimal cash balances and had accessed $1.7 million of its $10 million credit facility with Union Bank as of December 31, 1997.

On January 9, 1998, the Company acquired The Tortilla King, Inc. ("Tortilla King"). The $8.4 million purchase price included a $5 million payment to the former shareholder, $2.5 million in Common Stock, $390,000 to retire term debt and $557,000 in transaction expenses. The cash outlay of $5.9 million was funded under the Company's credit facility with Union Bank. After the Tortilla King acquisition and the results of operations for the three months ended March 31, 1998, the Company had minimal cash balances but still had $3.7 million of availability under its credit facility with Union Bank.

The Company believes that the funds available to it from internally generated funds and under its existing credit facility with Union Bank are sufficient to conduct its operations. However, the Company anticipates that it would have to obtain a larger credit facility in order to pursue additional acquisitions.

FORWARD-LOOKING INFORMATION

         Information included in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including projections, estimates and expectations. Those statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should one or more of these statements or their underlying assumptions prove to be incorrect, actual results could vary materially. Although the Company believes that such projections, estimates and expectations are based on reasonable assumptions, it can give no assurance that such projections, estimates and expectations will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include economic developments, federal and state regulatory developments, conditions of the capital markets and equity markets during the periods covered by the forward-looking statements and changes in consumer consumption trends, in the demographics of the Company's primary markets and in the price of raw materials used in the Company's manufacturing of products, the ability of the Company to find appropriate acquisition candidates, the ability of the Company to negotiate and consummate acquisitions on acceptable terms and the ability of the Company to integrate the operations of acquired companies into existing operations. In addition, certain of such projections and expectations are based on historical results, which may not be indicative of future performance.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits.

             27.1    Financial Data Schedule.

        (b)  Reports on Form 8-K.

             Current Report on Form 8-K, dated May 7, 1998, reporting that the Company entered into an Agreement and Plan of Merger with Agrobios, S.A. de C.V. and Authentic Acquisition Corporation, dated as of May 7, 1998.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AUTHENTIC SPECIALTY FOODS, INC.


Date: May 15, 1998                          /s/ SAMUEL E. HILLIN, JR.
                                     ------------------------------------------
                                                Samuel E. Hillin, Jr.
                                     Vice President and Chief Financial Officer
                                          (Principal Financial Officer)

                             INDEX TO EXHIBITS

  Exhibit No.                  Description
  ----------                   -----------
     27.1         Financial Data Schedule.